Form 10-Q
period 1996-06-30
BIOSEARCH MEDICAL PRODUCTS INC
filed 1996-08-14
CIK 350646

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB

[X] Quarterly Report Per Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1996.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
         __________________to_________________.

                          Commission File Number 0-9860

                        BIOSEARCH MEDICAL PRODUCTS, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                                      22-2090421
   -------------------------------                    ---------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification Number)

35 Industrial Parkway, Somerville, New Jersey               08876-1276
- ---------------------------------------------           -----------------
  (Address of principal executive offices)                (Zip Code + 4)

Registrant's telephone number, including area code: (908) 722-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       [X] Yes       [ ] No

Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the close of the period covered by this report.

              Class                           Outstanding at
                                              June 30, 1996

           Common Stock,
           without par value                    2,202,858

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                              INDEX TO FORM 10-Q SB
                                  JUNE 30, 1996

                                                                       Page No.
                                                                       --------

Part I - FINANCIAL INFORMATION

     Condensed Balance Sheet at June 30, 1996 (unaudited)
     and December 31, 1995. .......................................     3 - 4


     Condensed Statements of Operations (unaudited)
     for the three month periods and six month periods ended
     June 30, 1996 and June 30, 1995. .............................       5


     Condensed Statements of Cash Flows (unaudited)
     for the three month periods and six month periods ended
     June 30, 1996 and June 30, 1995. .............................       6


     Notes to (unaudited) Condensed
     Financial Statements. ........................................     7 - 8


     Management's Discussion and Analysis of the Financial
     Condition and the Results of Operations. .....................     9 - 10


Part II - OTHER INFORMATION

     Signatures. ..................................................      11

                                     Part I

                          ITEM I - FINANCIAL STATEMENTS

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                   June 30          December 31
                                                    1996              1995(1)
                                                  Unaudited

Current assets:

  Cash and cash equivalents ................      $  191,219         $  568,092
  Trade receivables ........................         220,708            162,500
  Inventories (note 2) .....................         444,079            616,091
  Other assets .............................          54,729             17,551
                                                  ----------         ----------

  Total current assets .....................         910,735          1,364,234

Property, plant and equipment, (net) .......       1,433,188          1,370,487

Other assets ...............................         463,156            729,153
                                                  ----------         ----------

         Total assets ......................      $2,807,079         $3,463,874
                                                  ==========         ==========



- ------------
(1) - Derived from audited financial statements.

                                   (continued)

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS
                                   (continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         June 30        December 31
                                                          1996            1995(1)
                                                        Unaudited
Current liabilities:

  Current maturities of L/T debt (note 3) .......     $    32,648       $    32,648
  Customer deposit ..............................              --                --
  Accounts payable ..............................         219,763           163,534
  Accrued liabilities ...........................          63,063           188,328
                                                       ----------       -----------
  Total current liabilities .....................         315,474           384,510

Long-term debt (note 3) .........................         683,517           699,522
                                                       ----------        -----------
  Total liabilities .............................         998,991         1,084,032
                                                        ---------        ----------

Shareholders' equity:
  Common stock, no par value;  5,000,000
    shares authorized; issued  2,202,858
    at June 30, 1996, and at December 31, 1995 ..      11,129,948        11,129,948

  Accumulated deficit ...........................      (9,290,365)       (8,718,791)

  Treasury stock, at cost;  7,940 shares
    at June 30, 1996 and at December 31, 1995 ...         (31,315)          (31,315)
                                                      -----------       ------------
  Total shareholders' equity ....................       1,808,088         2,379,842
                                                      -----------       -----------
                                                      $ 2,087,079       $ 3,463,874
                                                      ===========       ===========

- ----------------

(1) - Derived from audited financial statements.

                       See accompanying notes to unaudited
                         condensed financial statements.


                                         BIOSEARCH MEDICAL PRODUCTS, INC.

                                        CONDENSED STATEMENTS OF OPERATIONS

                                                     Unaudited

                                                   Three Months Ended                Six Months Ended
                                                         June 30                         June 30
                                              --------------------------       ----------------------------
                                                 1996             1995            1996              1995
                                              ---------        ---------       ----------        ----------
Revenues, net ..........................      $ 775,254        $ 974,387       $1,367,940        $2,185,491
Cost of goods sold .....................        729,542          835,381        1,286,229         1,877,182
                                              ---------        ---------       ----------        ----------
Gross profit ...........................         45,712          139,006           81,711           308,309

Selling, general and
  administrative costs .................        321,631          325,657          619,249           687,386
                                              ---------        ---------       ----------        ----------
Operating loss .........................       (275,919)        (186,651)        (537,538)         (379,077)

Other income/(expense):
  Interest expense .....................        (17,996)          (6,277)         (34,954)          (13,578)
  Other, net ...........................            830            8,749              738            20,097
                                                (17,166)           2,472          (34,216)            6,519
                                             ----------        ---------       ----------         ---------
Pre-tax net income/(loss) ..............       (293,085)        (184,179)        (571,754)         (372,558)

Federal income taxes

Net income .............................      $(293,085)       $(184,179)      $ (571,754)        $(372,558)
                                              =========        =========       ==========         =========
Net income per common share ............     $     (.13)       $    (.08)      $     (.26)        $    (.17)
                                             ==========        =========       ==========         =========
Weighted average number
  of common shares .....................      2,202,858        2,202,753        2,202,858         2,202,753
                                              ==========       =========        =========         =========

                            See accompanying notes to
                    unaudited condensed financial statements


                                         BIOSEARCH MEDICAL PRODUCTS, INC.
                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                     Unaudited
                                 Increase/(Decrease) in Cash and Cash Equivalents
                                                         Three Months Ended          Six Months Ended
                                                              June 30                     June 30
                                                      -----------------------     -----------------------
                                                        1996          1995          1996          1995
                                                      ---------     ---------     ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $(293,085)    $(184,178)    $(571,754)    $(372,558)

Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation and amortization                       20,550        29,412        41,100        58,824
                                                      ---------     ---------     ---------     ---------
                  Sub total                              20,550        29,412        41,100        58,824
                                                      ---------     ---------     ---------     ---------
CHANGES IN ASSETS AND LIABILITIES:

     (Increase)/decrease in accts receivable            182,480       220,587       (58,208)      322,185
     Decrease/(increase) in inventory                    88,422        61,874       172,012        35,503
     Decr/(incr) in other current assets                (10,734)        1,271       (37,178)       (9,466)
     Increase in other assets                           110,322       540,818       265,997       514,344
     (Decrease)/increase in accounts payable              1,046       (51,256)       56,658       (13,965)
     Decrease in other liabilities
       and customer deposits                            (17,781)       (8,338)     (125,694)      (16,971)
                                                      ---------     ---------     ---------     ---------
                  Sub total                             353,755       794,956       273,587       831,630
                                                      ---------     ---------     ---------     ---------
Total adjustments                                       374,305       794,368       314,687       890,454
                                                      ---------     ---------     ---------     ---------
Net cash used in operating activities                    81,220       610,190      (257,067)      517,896
                                                      ---------     ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                               (59,124)       (6,850)     (103,801)      (18,006)

Net cash provided by investing activities               (59,124)       (6,950)     (103,801)      (18,006)
                                                      ---------     ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on long-term borrowings          (8,481)       (7,524)      (16,005)      (14,203)
                                                      ---------     ---------     ---------     ---------
Net cash used in financing activities                    (8,481)       (7,524)      (16,005)      (14,203)
                                                      ---------     ---------     ---------     ---------
Net increase/(decrease) in cash & cash equivalents       13,615       595,716      (376,873)      485,687

Cash & cash equivalents at beginning of period          177,604       356,803       568,092       466,832
                                                      ---------     ---------     ---------     ---------
Cash & cash equivalents at end of period              $ 191,219     $ 952,519     $ 191,219     $ 952,519
                                                      =========     =========     =========     =========

                            See accompanying notes to
                    unaudited condensed financial statements

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

1. BASIS OF PRESENTATION

     The accounting policies followed by the Company are set forth in Note 1 of Notes to Condensed Financial Statements in the 1995 Annual Report on Form 10-KSB.

     In the opinion of the management of the Company, the accompanying condensed financial statements contain only normal and recurring adjustments necessary for the fair presentation of the Company's financial position as of June 30, 1996 and the results of operations for the three month periods and six month periods ended June 30, 1996 and June 30, 1995 and the statement of cash flows for the three month periods and six month periods ended June 30, 1996 and June 30, 1995.

     The results of operations for the three month periods and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for a succeeding quarter or for the full year.

2. INVENTORIES

                                 June 30, 1996              December 31, 1995
                                   Unaudited

Finished Goods                     $   27,961                  $    64,102
Work In Process                       161,832                      243,751
Raw Materials                         254,286                      308,238
                                   ----------                  -----------
                                  $   444,079                  $   616,091
                                  ===========                  ===========

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

3. LONG-TERM DEBT

                                         June 30, 1996        December 31, 1995
                                           Unaudited

Note payable - bank (a)                      716,165                 732,170

Less current maturities                       32,648                  32,648
                                          ----------              ----------
Long-term debt                            $  683,517              $  699,522
                                          ==========              ==========

     (a) This note is secured by a first mortgage on the Company's Somerville, New Jersey facility and miscellaneous equipment, and represents Economic Development Authority ("EDA") funds. The note bears an interest rate of 75% of prime with a minimum interest rate of 11.25% and a maximum interest rate of 22.5%. The principal is payable in varying monthly installments of principal and interest, with the final payment April 1, 2007.

4. COMMITMENTS AND CONTINGENCIES

     There are no claims or actions against the Company which will materially effect its financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Revenues were $775,254 for the three months ended June 30, 1996, down $199,133 or 20.4% compared to revenues of $974,387 for the prior year three month period. However, revenues for the six months ended June 30, 1996 were $1,367,940,down $817,551 or 37.4% compared to last year's $2,185,491.

        Gross profit for the second quarter 1996 was down $93,294 or 67.1% from $139,006 or 14.3% of sales, for the same period in 1995. Six month figures reflect the same trend, gross profit being down $226,598 or 73.5% from $308,309 or 14.1% of sales to $81,711 or 6.0% of sales. The reduction in gross profit is due primarily to the lower overall sales attained in 1996 versus the total sales volume for 1995.

     The operating loss for the second quarter 1996 was $293,085 or 37.8% of sales. This represents an increased loss of $108,906 or 59.1% compared to the 1995 loss of $184,179 or 18.9% of sales during the same period last year. Year to date 1996, the operating loss is $571,754 or 41.8% of sales against a loss of $372,558 or 17.0% of sales for 1995. These losses are largely due to the decrease in sales volumes in 1996 versus 1995.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

Item 2. Management Discussion and Analysis of the Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities generated $81,220 for the second quarter 1996, however year to date 1996, it used $257,087. Investing activities used $59,124 and $103,801, while financing activities used $8,481 and $16,005 for the same periods. The overall cash flow decreased by $376,873 for the six months ended June 30, 1996.

     For the three month period ended June 30, 1996 the Company generated $81,220 from operating activities. This is due primarily to a good month of cash collections on accounts receivable which generated $182,480 and the final escrow payment from the Sherwood agreement during May, which generated $110,322. All other assets and liabilities used $211,582 in cash.

     Management believes that the Company's financial condition at June 30, 1996 represents an adequate base to conduct current operations. However, the basis for long term requirements are unknown. At the present time the Company has no available line of credit.

     The Company's marketing emphasis has been to refocus on the manufacturing and selling of the endoscopic product line through its developing dealer network. The Company expects to receive ISO9000 certification in the third quarter of 1996. This certification will open the European market to its products and allow it to build additional relationships with other large medical products companies, who for whatever reason, have not received their certification and wish to sell their products in Europe.

                           PART II - OTHER INFORMATION

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

Dated:  August 11, 1996                     /s/    MANFRED F. DYCK
                                          ---------------------------------
                                                   Manfred F. Dyck
                                                   President and Principal
                                                   Executive Officer and
                                                   Director

Dated:  August 11, 1996                     /s/    ROBERT C. KELLER
                                          ----------------------------------
                                                   Robert C. Keller
                                                   Treasurer
                                                   Chief Financial and
                                                   Accounting Officer