Form 10QSB/A
period 1996-06-30
BIOSEARCH MEDICAL PRODUCTS INC
filed 1996-08-19
CIK 350646

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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
                                                  ==========         ==========



- ------------
(1) - Derived from audited financial statements.

                                   (continued)

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS
                                   (continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                         June 30        December 31
                                                          1996            1995(1)
                                                        Unaudited
Current liabilities:

  Current maturities of L/T debt (note 3) .......     $    32,648       $    32,648
  Customer deposit ..............................              --                --
  Accounts payable ..............................         219,763           163,534
  Accrued liabilities ...........................          63,063           188,328
                                                       ----------       -----------
  Total current liabilities .....................         315,474           384,510

Long-term debt (note 3) .........................         683,517           699,522
                                                       ----------        -----------
  Total liabilities .............................         998,991         1,084,032
                                                        ---------        ----------

Shareholders' equity:
  Common stock, no par value;  5,000,000
    shares authorized; issued  2,202,858
    at June 30, 1996, and at December 31, 1995 ..      11,129,948        11,129,948

  Accumulated deficit ...........................      (9,290,545)       (8,718,791)

  Treasury stock, at cost;  7,940 shares
    at June 30, 1996 and at December 31, 1995 ...         (31,315)          (31,315)
                                                      -----------       ------------
  Total shareholders' equity ....................       1,808,088         2,379,842
                                                      -----------       -----------
                                                      $ 2,087,079       $ 3,463,874
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