Form 10QSB
period 1996-09-30
BIOSEARCH MEDICAL PRODUCTS INC
filed 1996-11-14
CIK 350646

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q SB

[X] Quarterly Report Per Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended SEPTEMBER 30, 1996.

                                         OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________to_________________.

                          Commission File Number 0-9860

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

            New Jersey                                    22-2090421
  -------------------------------                   ----------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification Number)

35 Industrial Parkway, Somerville, New Jersey             08876-1276
---------------------------------------------         -----------------
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

                   Class                     Outstanding at
                                           September 30, 1996
                Common Stock,
               without par value                2,202,858

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                              INDEX TO FORM 10-Q SB
                               SEPTEMBER 30, 1996


                                                                      Page No.
                                                                      --------
Part I - FINANCIAL INFORMATION

   Condensed Balance Sheet at September 30, 1996 (unaudited)
   and December 31, 1995.                                               3 - 4


   Condensed Statements of Operations (unaudited)
   for the three month periods and nine month periods ended
   September 30, 1996 and September 30, 1995.                             5


   Condensed Statements of Cash Flows (unaudited)
   for the three month periods and nine month periods ended
   September 30, 1996 and September 30, 1995.                             6


   Notes to (unaudited) Condensed
   Financial Statements.                                                7 - 8


   Management's Discussion and Analysis of the Financial
   Condition and the Results of Operations.                             9 - 10

Part II - OTHER INFORMATION

   Signatures.                                                            11

                                     Part I

                          ITEM I - FINANCIAL STATEMENTS

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                     September 30    December 31
                                                         1996           1995(1)
                                                      Unaudited
Current assets:

      Cash and cash equivalents                       $  267,603      $  568,092
      Trade receivables                                  378,215         162,500
      Inventories (note 2)                               387,713         616,091
      Other assets                                        52,124          17,551
                                                      ----------      ----------

      Total current assets                             1,085,655       1,364,234

Property, plant and equipment, (net)                   1,429,373       1,370,487

Other assets                                              49,870         729,153
                                                      ----------      ----------

      Total assets                                    $2,564,898      $3,463,874
                                                      ==========      ==========


(1) - Derived from audited financial statements.


                                   (continued)

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS
                                   (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   September 30     December 31
                                                       1996           1995(1)
                                                    Unaudited
Current liabilities:

      Current maturities of L/T debt
        (note 3)                                  $     32,648     $     32,648
      Customer deposit                                    --               --
      Accounts payable                                 213,914          163,534
      Accrued liabilities                              107,303          188,328
                                                  ------------     ------------

      Total current liabilities                        353,865          384,510

Long-term debt (note 3)                                675,036          699,522
                                                  ------------     ------------

      Total liabilities                              1,028,901        1,084,032
                                                  ------------     ------------


Shareholders' equity:
      Common stock, no par value;
        5,000,000 shares authorized;
        issued 2,202,858 at Sept 30,
        1996, and at Dec 31, 1995                   11,129,948       11,129,948

      Accumulated deficit                           (9,562,636)      (8,718,791)

      Treasury stock, at cost; 7,940
        shares at Sept 30, 1996 and
        at Dec 31, 1995                                (31,315)         (31,315)
                                                                   ------------

      Total shareholders' equity                     1,535,997        2,379,842
                                                  ------------     ------------

                                                  $  2,564,898     $  3,463,874
                                                  ============     ============

(1) - Derived from audited financial statements.

                            See accompanying notes to
                   unaudited condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                    Unaudited

                                 Three Months Ended          Nine Months Ended
                                   September 30                 September 30
                             -------------------------   -------------------------
                                  1996         1995         1996          1995
                                  ----         ----         ----          ----

Revenues, net                $   642,721   $   674,943   $ 2,010,661   $ 2,860,434

Cost of goods sold               600,980       672,626     1,887,209     2,549,808
                             -----------   -----------   -----------   -----------

Gross profit                      41,741         2,317       123,452       310,626

Selling, general and
    administrative costs         296,851       340,190       915,975     1,027,576
                             -----------   -----------   -----------   -----------

Operating loss                  (255,110)     (337,873)     (792,523)     (716,950)

Other income/(expense):
    Interest expense             (20,589)      (21,964)      (62,933)      (66,816)
    Other, net                     3,482        16,784        11,610        68,155

                             -----------   -----------   -----------   -----------

                                 (16,982)       (5,180)      (51,323)        1,339
                             -----------   -----------   -----------   -----------

Pre-tax net income/(loss)       (272,092)     (343,053)     (843,846)     (715,611)

Federal income taxes

Net income                   $  (272,092)  $  (343,053)  $  (843,846)  $  (715,611)
                             ===========   ===========   ===========   ===========

Net income per common share  $      (.12)  $      (.16)  $      (.38)  $      (.32)
                             ===========   ===========   ===========   ===========

Weighted average number
of common shares               2,202,858     2,202,753     2,202,858     2,202,753
                             ===========   ===========   ===========   ===========

                            See accompanying notes to
                    unaudited condensed financial statements

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited
                Increase/(Decrease) in Cash and Cash Equivalents

                                                     Three Months Ended        Nine Months Ended
                                                        September 30             September 30
                                                     ------------------        -----------------
                                                       1996       1995         1996         1995
                                                       ----       ----         ----         ----

Cash flows from operating activities:

Net income                                          $(271,591)  $(184,178)  $(843,345)  $  (715,611)

Adjustments to reconcile net income to net cash used in operating activities:

       Depreciation and amortization                   20,550      29,412      61,650        88,236

                                                    ---------   ---------   ---------   -----------

                        Sub total                      20,550      29,412     461,650        88,236
                                                    ---------   ---------   ---------   -----------

Changes in assets and liabilities:

       (Increase)/decrease in accts receivable       (157,508)    220,587    (215,716)      301,275
       Decrease/(increase) in inventory                56,366      61,874     228,378       164,671
       Decr/(incr) in other current assets              2,604       1,271     (34,574)       (4,418)
       Increase in other assets                       413,266     540,818     679,283       607,715
       (Decrease)/increase in accounts payable         (5,849)    (51,256)     50,809       (55,279)
       Decrease in other liabilities
         and customer deposits                         44,242      (8,338)    (81,452)      (56,090)
                                                    ---------   ---------   ---------   -----------

                        Sub total                     353,141     794,956     626,728       957,874
                                                    ---------   ---------   ---------   -----------

Total adjustments                                     373,691     794,368     688,378     1,046,110
                                                    ---------   ---------   ---------   -----------

Net cash used in operating activities                 102,100     610,190    (154,967)      330,499
                                                    ---------   ---------   ---------   -----------
Cash flows from investing activities:

       Capital expenditures                           (16,735)     (6,850)   (120,536)      (24,906)

Net cash provided by investing activities             (16,735)     (6,950)   (120,536)      (24,906)
                                                    ---------   ---------   ---------   -----------
Cash flows from financing activities:

       Principal payments on long-term borrowings      (8,481)     (7,524)    (24,486)      (23,374)
                                                    ---------   ---------   ---------   -----------

Net cash used in financing activities                  (8,481)     (7,524)    (24,486)      (23,374)
                                                    ---------   ---------   ---------   -----------

Net increase/(decrease) in cash & cash equivalents     76,884     595,716    (299,989)      282,219

Cash & cash equivalents at beginning of period        191,219     356,803     568,092       466,832
                                                    ---------   ---------   ---------   -----------

Cash & cash equivalents at end of period            $ 268,103   $ 952,519   $ 268,103   $   749,051
                                                    =========   =========   =========   ===========


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

     In the opinion of the management of the Company, the accompanying condensed financial statements contain only normal and recurring adjustments necessary for the fair presentation of the Company's financial position as of September 30, 1996 and the results of operations for the three month periods and nine month periods ended September 30, 1996 and September 30, 1995 and the statement of cash flows for the three month periods and nine month periods ended September 30, 1996 and September 30, 1995.

     The results of operations for the three month periods and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for a succeeding quarter or for the full year.

2.   Inventories

                                             September 30,  December 31,
                                                 1996           1995
                                              Unaudited

          Finished Goods                       $ 24,425       $ 64,102
          Work In Process                       139,577        243,751
          Raw Materials                         223,711        308,238
                                               --------       --------

                                               $387,713       $616,091
                                               ========       ========

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

3.   Long-Term Debt

                                              September 30,  December 31,
                                                   1996         1995
                                                Unaudited

          Note payable - bank (a)                 707,648      732,170

          Less current maturities                  32,648       32,648
                                                 --------     --------

          Long-term debt                         $675,036     $699,522
                                                 ========     ========

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

                        BIOSEARCH MEDICAL PRODUCTS, INC.

Item 2. Management Discussion and Analysis of the Financial Condition and Results of Operations

Results of Operations

     Revenues were $642,721 for the three months ended September 30, 1996, down $32,222 or 4.8% compared to revenues of $674,943 for the prior year three month period. However, revenues for the nine months ended September 30, 1996 were $2,010,661,down $849,773 or 29.7% compared to last year's $2,860,434.

     Gross profit for the third quarter 1996 was up $39,424 to $41,741 from $2,317 or 0.3% of sales, for the same period in 1995, showing a change in trend versus prior periods. Nine month figures however, reflect the same trend as prior periods, gross profit being down $187,174 or 60.3% from $310,626 or 10.9% of sales to $123,452 or 6.1% of sales. The reduction in gross profit is due primarily to the lower overall sales attained in 1996 versus the total sales volume for 1995.

     The operating loss for the third quarter 1996 was $255,110or 39.6% of sales. This represents a decreased in the loss of $82,763 or 24.5% compared to the 1995 loss of $337,873 or 50.1% of sales during the same period last year. Year to date 1996, the operating loss is $792,023 or 39.4% of sales against a loss of $716,950 or 25.1% of sales for 1995. These losses are largely due to the decrease in sales volumes in 1996 versus 1995 offset by significant cost reductions attained in the sales and general administration area during this period.

     The net loss for the third quarter 1996 was $272,092 or 42.3%, which was less than 1995 third quarter by $70,691 or 20.7%. As of September 30, 1996 the year to date net loss is $843,846 or 42% of sales, which is greater by $128,235 or 17.9% from last years loss of $715,611. The net loss is significant in that it is based on less sales and shows significant cost reductions attained.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

Item 2. Management Discussion and Analysis of the Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company's operating activities generated $102,100 for the third quarter 1996, however year to date 1996, it used $154,967. Investing activities used $16,735 and $120,536, while financing activities used $8,481 and $24,486 for the same periods. The overall cash flow decreased by $299,989 for the nine months ended September 30, 1996

     For the three month period ended September 30, 1996 the Company's cash generation was due primarily to surrendering our keyman life policy and receiving approximately $413,000. All other assets and liabilities used $310,900 in cash.

     Management believes that the Company's financial condition at September 30, 1996 represents an adequate base to conduct current operations. However, the basis for long term requirements are unknown. At the present time the Company has no available line of credit.

     The Company's marketing emphasis has been to refocus on the manufacturing and selling of the endoscopic product line through its developing dealer network. The Company received ISO9000 certification on October 9, 1996. This certification will open the European market to its products and allow it to build additional relationships with other large medical products companies, who for whatever reason, have not received their certification and wish to sell their products in Europe.

                           Part II - Other Information

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        BIOSEARCH MEDICAL PRODUCTS, INC.




Dated:  November 12, 1996    /s/ Manfred F. Dyck
                            -----------------------------------
                                 Manfred F. Dyck
                                 President and Principal
                                 Executive Officer and Director





Dated:  November 12, 1996    /s/ Robert C. Keller
                            -----------------------------------
                                 Robert C. Keller
                                 Treasurer
                                 Chief Financial and Accounting Officer