Form 10KSB
period 1996-12-31
BIOSEARCH MEDICAL PRODUCTS INC
filed 1997-04-14
CIK 350646

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K SB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________to________________.

                          Commission File Number 0-9860

                        BIOSEARCH MEDICAL PRODUCTS, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                          22-2090421
--------------------------------                      ------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)

35 Industrial Parkway, Somerville, New Jersey                     08876-1276
---------------------------------------------                  ----------------
   (Address of principal executive offices)                    (Zip Code + 4)

Registrant's telephone number, including area code: (908) 722-5000

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                   Name of exchange on which registered
    -------------------                   ------------------------------------
           NONE                                          NONE

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, without par value

                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                [X] Yes                    [ ] No

     Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

     The aggregate market value on March 28, 1997 of voting stock held by non-affiliate of the Registrant is estimated to be $500,000.

     The number of shares outstanding of the registrants common stock, no par value, at March 28, 1997 was 2,202,878.

     List hereunder the documents, all or portions of which are incorporated by reference herein, and the Part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 1997 Annual Meeting of the Shareholders, Form 8-K and Form 8 filed prior to this 10-K --
Part III.

                                     PART I

ITEM 1. BUSINESS

General

      Biosearch Medical Products Inc. (the "Company") was incorporated in the State of New Jersey on September 17, 1975. The Company's early business emphasis was on contract research and development of medical devices and systems for larger medical product companies. During 1982, the Company successfully made its initial public offering. The Company had designed and successfully marketed under its own Dobbhoff(R) trademark, a small bore feeding catheter which quickly became the enteral industry's feeding device standard.

      Later, in 1983, other developments led the Company into the Enteral Food Business with its introduction of Entri-Pak(R), the first ready-to-use disposable feeding bag, which was pre-filled with Entrition(R), a specially developed nutritional formula available in many caloric and fiber content formulations. Entri-Pak was manufactured by the Company's former subsidiary, Pouch Laboratories, Inc.

      The dominance of the enteral food market by larger medical product companies and reimbursement changes in the Federal Government Medicare System prompted the Company's decision to reassess its business objectives. The Enteral Food Business was then sold in June, 1991 to Clintec Nutrition Company ("Clintec") of Deerfield, Illinois (an affiliate of Baxter Healthcare Corporation and Nestle, SA). This transaction provided the Company with needed funds to continue pursuing its strength, which is the development of new products for the medical device market. The Company has since expanded its innovative medical device focus and continues to develop, manufacture and market products designed for medical and surgical applications.

      Throughout the Company's history innovative products have been developed and marketed directly to hospitals, alternative healthcare centers and through distributors, both domestic and international. Although, in the opinion of the Company, its products remained superior, offering many advantages over competitor products, the Company could not foster the strength nor demand the recognition which the Company felt its products deserved. To this end, the Company found themselves competing against organizations which had immense sales and distribution networks and greater financial strength as well. Other factors involving the FDA regulatory climate for medical devices continues to lengthen the time necessary to have medical device approvals granted. The products are classified by the U.S. Food and Drug Administration ("FDA") as Class II regulated devices. FDA Class II regulated devices are required to meet established performance standards and a pre-market notification via submission of a 510(k) pre-market notification. See "Government Regulation".

      In order to remain a viable business, sustaining cash flow through cost reduction and avoidance has remained a top corporate-wide priority. Incremental spending reductions were put into effect as lower production volumes for the older line products continued. In 1994, the Company completed negotiations with a large medical products company and formed a strategic alliance for the purpose of increasing sales volumes. The arrangement provided the Company with cash which was desperately needed to maintain longer term operations.

      The strategic alliance was with Sherwood Medical Company ("Sherwood") a leading manufacturer and marketer of medical products and a subsidiary of American Home Products Corporation (NYSE: AHP), a New Jersey based diversified healthcare company. See "Marketing and Customers"

      The Company holds an exclusive, world-wide, license to apply Hydromer(R), a patented coating technology, to certain medical devices pursuant to licenses and royalty agreements entered into between the Company and Hydromer, Inc., an affiliated company. See "Patents, Trademarks and Material Contracts" below. The Hydromer coating ("Hydromer"), a polymer product, is applied onto several of the Company's medical devices. When the Hydromer coated device is subsequently moistened with water, the device's surface will become significantly lubricous. The alternative to Hydromer is to dip or smear other more conventional lubricating substances on the surface of the medical device. The Company does not believe that there is any other product available which performs in a manner comparable to Hydromer in terms of bonding and lubricity.

      In the opinion of the Company there are many opportunities for the application of Hydromer in the medical device industry and would expand its licensing of the Hydromer coating technology for newly developed products. Presently, the Company uses Hydromer on its contract manufacturing of enteral feeding tubes, gastrointestinal devices and its surgical products (stents and coagulation probes).

      The Hydromer coating facilitates the insertion of enteral feeding tubes into the patient and reduces their discomfort during the medical procedure. The Hydromer also facilitates the removal of the placement stylet which has been inserted through the tube to position it properly in the patient's body. The Company has applied the Hydromer to its line of biliary stents and coagulation probes. When applied to the interior wall of the stent, Hydromer has been shown to significantly increase the life of the implanted device. The need to regularly replace the device has been reduced and thus, may lessen the patient's frequency of enduring the trauma of replacement procedures. When applied to the tip of a coagulation probe the moistened Hydromer allows the instrument's clean removal after an ulcerated area has been coagulated with the device. Therefore the ulceration is not re-injured after the surgical procedure.

      The Company received ISO 9000 certification on October 9, 1996, which is needed to sell products in Europe. The Company feels this certification will open the European market to its products and will also allow it to build additional relationships with other large medical products companies, who for whatever reason, have not received their certification and wish to sell their products in Europe.

PRODUCTS & CONTRACT SERVICES

Products

      Historically, the Company designed, manufactured and marketed Enteral Feeding Devices and Specialty G.I. Products. However, during 1994, the company entered into agreements with Sherwood Medical Company which formed with them a strategic business alliance. The alliance drastically changed the structure of the Company's business. The majority of the Company's current manufacturing is now largely focused on its endoscopic products. Previous to the Sherwood agreements the Enteral Feeding and Specialty G.I. products had represented a majority of the Company's own products. The Company continues to explore other business opportunities, develops new medical products and markets their remaining products, e.g., Biofeedback for anorectal dysfunction applications, indwelling biliary stents and hemostatic coagulation probes through direct customer and contract manufacture.

      Sales of contract manufactured products during 1996 were approximately 86% of total revenue compared to approximately 92% for the same period of 1995. The Company considers that its products and services compete in the business segment of the "Medical Device" industry involving research, development, manufacturing and sales.

Contract Research & Development

      The Company derives a small portion of its revenue from contract research & development arrangements which was less than 1% of total Company revenue in 1996 and 1995. From time-to-time, the Company may be contracted by larger medical product companies to develop or assist in the development of prototype medical devices. The Company continues to explore opportunities in this area of business as it aligns itself with larger medical product companies for contract manufacturing and original equipment manufactured ("OEM") products.

Marketing and Customers

      Through 1989, the Company marketed many of its products including a line of dietary products to the alternate care market. However, the dominance in this market by larger medical product companies for enteral food products and reimbursement changes in the Federal Government Medicare System prompted the Company's decision to reassess its business objectives. The Company subsequently curtailed its selling activities in the alternate care market and in August 1989, laid off its dietary sales force. In late 1991, management attempted to expand its sales distribution network by using independent manufacturer representatives ("IMR") and focus on the G.I. Lab market with devices carrying a higher return on investment than nutritional products. However, by mid-1992, after experiencing disappointing marketing results using this distribution channel, the Company began to restructure its marketing of these products by using other sales distribution outlets including the expansion of its private label and OEM network.

      The Company had distribution arrangements, renewable on an annual basis, in many of the countries in which its products were sold. In connection with the Sherwood agreement many of the remaining international distribution arrangements have been terminated. The remaining distributors operate on an order by order basis pursuant to the Company's terms and conditions of sale and/or past practices. Sales are made directly by the Company to its distributors who, in turn, determine prices to customers and service customer accounts.

      By mid-1993, the Company announced it had entered into an exclusive technology and patent license agreement with Nutricia, B.V. In connection with the agreement the Company has sublicensed one of two Hydromer technology and patent licenses. The agreement provides Nutricia with the right to manufacture and sell, under their name, the Company's former line of enteral and surgical products in Europe, Africa, Australia and Asia, with the exception of Japan, while reserving the Company's rights to sell its products, now restricted by the Sherwood agreement, and in connection with the Company's trademarks/tradenames. The Company received $300,000 cash which was recorded in other income in 1993, and will receive a 5% royalty for the life of patented products. There were no royalties in 1996 or 1995.

      The agreement with Nutricia, B.V. provides for the development of products by both companies per a five year non-cancellable cooperative arrangement. This European partner had been expected to retain the Company's innovative research and development abilities for additional fees but this had not materialized. The rights to any new products subsequently developed will be individually negotiated. Any other similar new product developed independently by either party will be subject to the right of first refusal by the other. Notice of termination on February 3, 1998, was sent by registered mail on February 3, 1997.

      In early 1994, the Company appointed a large U.S. medical products company as a distributor of certain specialty G.I. products, specifically, the Company's "J-Tubes" and the related accessories. The distributor was also licensed to manufacture the "J-Tubes". This agreement, together with the above agreements accomplished part of the Company's business strategy of expanding its private label and OEM product manufacturing and distribution network.

      Through mid-1994, the majority of the Company's medical devices were sold directly to customers and distributors, who in turn sell them directly to hospitals and other medical institutions and facilities and to smaller distributors concentrating on the home health care market. The Company also manufactured and sold its products to larger medical product companies on a private label and OEM basis as discussed above.

      In May 1994, the Company successfully negotiated several agreements with Sherwood Medical Company which provided the Company with much needed cash to operate the business. In addition, the Company licensed and sub-licensed certain patented technology. The Company agreed to a two year supply agreement, expiring in 1996, of the Enteral and Specialty G.I. products at cost plus ten percent with minimum purchase obligations of $2,500,000 worth of products. In February 1996, Sherwood signed an amendment to the supply agreement, raising the second year's minimum to $2,700,000. The Company agreed to a five year covenant not to manufacture or sell medical devices promoted for gastrointestinal feeding or gastric decompression. A two and one half year supply agreement was also signed on the Company's "J-Tube" products subject to existing agreements with other companies which expired in 1996.

      Sales of the Company's products to specific customers may, at times, be significant to the overall revenues of the Company. During 1996, Sherwood Medical Company accounted for approximately $1,951,000, or 74% of the Company's revenues and approximately $2,600,000 or 85% of the Company's revenues during 1995. No other single customer accounted for more than 10% of the Company's revenue in 1996, 1995, or 1994. In May 1996 the agreement was completed and the Company will continue to do OEM work for Sherwood Medical on a purchase by purchase order basis. The company has refocused its efforts on the manufacture and selling of the Endoscopic Product line through its developing dealer network and with its ISO 9000 certification, the development of the line in Europe along with the continuation of its contract manufacturing, using the Company's extensive technology, for medical product companies without this certification.

Competition

      The market for private label, OEM and contract manufacturing of medical devices is highly competitive and subject to rapid technological change. Management considers the most significant competitive factors in its market to be product innovation, quality of customer service and satisfaction, reliability of product performance plus, competitive pricing, terms of purchase, and dependability of product on-time delivery.

      The Company believes that its products have significant characteristics which differentiate them from available competing products in the medical device market. As indicated under "General" above, these characteristics are in part attributable to the application of Hydromer to certain of the Company's products. One distinguishing feature of the Company's line of "Biliary Stents", compared to many competitors' devices, is the application of Hydromer to the interior wall of the stent. Hydromer has been shown to significantly increase the life of the implanted device. The need to regularly replace the device has been reduced and thus, may lessen the patient's frequency of enduring the trauma of replacement procedures. Additionally, when applied to the tip of the Company's line of "Coagulation Probes" the moistened Hydromer allows the instrument's clean removal after an ulcerated area has been coagulated with the device. Therefore the ulceration is not re-injured after the surgical procedure.

      There can be no assurance that, as market acceptance of Hydromer's patented technology as applied to medical devices increases, alternatives to the Company's products, with similar products, properties and applications, could not be developed by other companies. The industry in which the Company competes is characterized by rapid technological advances and includes competitors which possess significantly greater financial resources and research and manufacturing capabilities, larger marketing and sales staffs, and longer established relationships with customers than does the Company. Moreover, the Company's products and services encounter and will encounter significantly more competition in both domestic and European markets as a consequence of the relatively greater market presence of competing corporations. Competitors range from small specialized firms to large diversified companies, many of which have resources substantially greater than those of the Company. Furthermore, United States Government health care cost containment efforts may have an adverse affect on prices that the Company can charge for its products.

Backlog

      The Company maintains a high degree of service for its customers by shipping its product within the predetermined time allotments usually established by the customer. Delivery of product may be required anywhere from a few days to several weeks from receipt of an order. Backlog, which are orders placed and not yet shipped, was $267,000 and $1,093,000 as of December 31, 1996 and 1995, respectively. Sherwood accounted for approximately $156,000, or 58% of all open orders in 1996 and $986,000, or 90% in 1995.

Production and Quality Control

      The principal raw materials utilized in the production of the Company's products is United States Pharmacopeia ("USP") class VI grade polyurethane. This polyurethane is manufactured to the Company's specifications and is purchased in pellet form to be subsequently processed at the Company's facilities via extrusion or injection molding. Considerably all materials employed in the manufacturing process are purchased domestically and can generally be obtained from a number of sources at competitive prices. The Company maintains what it considers to be adequate inventories of the raw materials used in its production processes. The Company has experienced no substantial shortages of any raw material employed in its production processes. In its manufacturing and other processes, the Company follows procedures designed to maintain a high level of quality in its medical devices. Such procedures include adherence to precise specifications which are continually reviewed and upgraded by the Company for both product integrity and packaging materials. A staff of quality assurance employees with technological expertise is maintained by the Company at its manufacturing facilities.

      The Company, beginning in 1995, initiated a program to ensure that its products conform to the European Community legislation for medical devices. Conformance is demonstrated by affixing the CE mark to the products made by the Company. The Company has met the requirements of the ISO (international organization for standardization) standard by certification to ISO 9001on October 9, 1996. The standard requires the Company to design and manufacture products according to a rigorous quality system. In addition, the Company has employed British Standards Institution Inc. to serve as its notified body and is directing its efforts to BS EN ISO 9000 registration. Four of the products made by the Company are being reviewed for registration to carry the CE mark, which is expected in 1997.

Research and Development

      The Company's research and development activities have been primarily devoted to the development and enhancement of the products described above and to the design and development of new products. In connection with this innovative development ability the Company, from time-to-time, may be contracted by larger medical product companies to develop or assist in the development of prototype medical devices. A portion of the Company's overall business objective is to continue promoting this area of the business as it aligns itself with larger medical product companies. Further, the Company has and continues to utilize certain physicians and surgeons, who are recognized in their field of expertise, for product development and evaluations. Remuneration to these medical professionals for their efforts may be in the form of royalties contingent on the products being subsequently marketed and revenue streams generated.

Patents, Trademarks and Material Contracts

      The Company holds an exclusive, world-wide license to use Hydromer, in connection with certain medical products, under the United States and foreign patents relating to the Hydromer process. In 1991, and amended later that year, the Company entered into a license agreement with Hydromer for the application of its coating to pancreatic and biliary stents and a hemostatic coagulation probe used in conjunction with endoscopic surgical procedures. Terms and conditions of this license are comparable to the license Hydromer grants to other third parties. In the opinion of the Company, the terms are commercially reasonable.

      In addition to United States process patent and applications patents, which will be in effect until 2007, there are currently 11 issued foreign counterpart patents for Hydromer. In 1995, as a result of a change to the U.S. Patent Law, patents in effect on June 8, 1995 have an expiration date of the longer of 17 years from issuance or 20 years from filing. This extended the life of two of the Hydromer patents which would have expired in 1995.

      The table below sets forth information on the status of the patents in each country and the expiration of such patents:

                       Country                     Expiration
            -----------------------------          ----------

            Belgium                                   1998
            United States (Three Patents)       1997, 1998 & 2007
            Canada                                    1998
            France                                    1998
            Germany                                   1998
            Italy                                     1998
            Japan                                     1998
            Netherlands                               1998
            Sweden                                    1998
            Switzerland (Two Patents)                 1998
            United Kingdom                            1998

      The Company believes that the protection afforded by the Hydromer patents in the United States will be a significant factor in the Company's ability to successfully market its products which utilize the Hydromer technology.

      Until May 1994, the Company held the rights to several trademarks (among others "Dobbhoff", "Entriflex", "Hydroflex", "Pedi-Tube" "Entrimit", and "Entri"), in the United States and abroad. These trademarks were conveyed to Sherwood as part of the asset purchase agreement dated May 19, 1994 between Sherwood Medical Company and Biosearch Medical Products, Inc. See note 4, "Disposition of Assets - Sherwood Medical Company Agreement".

      The Company uses the trademark "Hydromer" pursuant to the terms of a license. The Company regards such trademarks to be of material importance to its business. The Company's now existing registrations in the United States have a term of twenty (20) years, renewable for a second term of ten (10) years. (Registrations and renewals granted after November 16, 1989 have a term of nine years.) The initial terms of the foregoing trademark registrations will not expire before 1998.

      The Company has a material contract with Sherwood Medical Company which was announced on May 20, 1994. The agreement provided for the sale of all assets, except inventories, used exclusively in the manufacture, sale and distribution of substantially all of its enteral access device business, including trademarks to Sherwood Medical Company. In addition, the Company licensed and sub-licensed certain patented technology. The Company agreed to a two year supply agreement of the same products with annual minimum purchases of $2,500,000 at cost plus ten percent. The Company agreed to a five year covenant not to manufacture or sell medical devices promoted for gastrointestinal feeding or gastric decompression. A two and one half year supply agreement was also signed on the Company's "J-Tube" products subject to existing agreements with other companies.

      In addition to the Sherwood agreement, the Company has OEM relationships with Nutricia B.V., The Netherlands, C.R. Bard, United States and Smith Industries Medical Systems, England. The Company manufactures products for these clients under the clients' label.

      The Company and the Company's President have agreed not to compete with Sherwood Medical Company, with respect to enteral feeding and gastric decompression devices for a period of five (5) years beginning May 19, 1994. This agreement was negotiated in connection with the sale of assets and resulting license and supply agreements. (See note 4, "Disposition of Assets - Sherwood Medical Company Agreement").

Government Regulation

      The Company's medical products come under the jurisdiction of the United States Federal Food and Drug Administration ("FDA"), an agency of the Federal Department of Health and Human Services, as well as other federal, state and local agencies, and similar agencies in other countries.

      Substantially, all of the Company's medical device products have been classified by the FDA as Class II regulated devices. In accordance with section 510(k) of the Federal Food, Drug, and Cosmetic Act and the Safe Medical Devices Act of 1990 ("SMDA") a pre-market notification must be submitted informing the FDA of the Company's intent to place the device into commercial distribution. A device cannot be commercially distributed in the United States until the FDA finds the device substantially equivalent to existing devices marketed in interstate commerce prior to May 28, 1976, the enactment date of the medical device amendments.

      Since the Company's devices come under the jurisdiction of the FDA, the Company and such products are subject to FDA regulations which, among other things, allow for the conduct of detailed inspections of device manufacturing establishments and require adherence to current good manufacturing practices ("CGMP") for the manufacture and design of medical devices. Noncompliance with applicable regulations promulgated by such agencies can result in criminal and/or civil penalties, voluntary recall, seizure of products, total or partial suspension of production and refusal to process applications for product review. The Company makes every effort to continually monitor its compliance to CGMPs and does not believe that these regulations will have a material adverse effect on its business.

Environmental Matters

      The Company is subject to the regulatory jurisdiction of Federal, State and local agencies regarding the protection of the environment. It is classified as a "small hazardous waste generator" as a result of using plastic adhesives in its process. The Company has been able to comply with the various laws and regulations without any material adverse affect on its business.

      There are no legal proceedings or claims involving environmental issues and the Company is of the opinion that its operational methods are adequate to prevent any such claim or proceeding from arising.

Executive Officers and Significant Employees

     The executive officers and other significant employees of the Company are as follows:

                              Age
                         December 31,
        Name                 1996          Position with the Company
      --------               ----          -------------------------

Manfred F. Dyck               61           Chairman of the Board of
                                           Directors, President and
                                           Director

Robert J. Moravsik            54           Vice President - General
                                           Counsel and Secretary

Robert C. Keller              58           Treasurer & Chief Accounting
                                           Officer

Martin C. Dyck                35           Vice President - Operations,
                                           New Product Development Coordinator

Algird J. Patrick             58           Vice President - Research &
                                           Engineering

      Manfred F. Dyck has been the President of the Company and Chairman of the Board since its inception. Previously, Mr. Dyck was engaged in biomedical product development at Ethicon, Inc., a manufacturer of medical devices and a subsidiary of Johnson & Johnson, and served as a member of the president's staff at Cordis Corporation, a manufacturer of medical devices from 1965 to 1971. Mr. Dyck has been the Chairman of the Board of Hydromer, Inc. ("Hydromer") a company formed for the purpose of developing polymeric complexes for commercial use since 1980. Prior to that time Mr. Dyck was President of Hydromer, which was, until 1983, a subsidiary of the Company. From 1979 to 1986 Mr. Dyck was a director of CardioSearch, Inc., a manufacturer of cardiovascular devices. He devotes most of his business time to his responsibilities with the Company.

      Robert J. Moravsik has been Vice President - General Counsel and Secretary since January 1987. Mr. Moravsik served as Vice President - General Counsel and Secretary of Fisher Stevens, Inc. from 1978 to 1986. He is a member of the Bar of the State of New Jersey, the State of New York, the Federal District Courts of New Jersey and New York and the United States Supreme Court.

      Robert C. Keller has been Treasurer and Chief Accounting Officer since July 1995. Prior to this appointment, Mr. Keller was the accounting manager and controller for Mailing Services Inc. He joined Mailing Services as an Accounting Manager in 1985. Prior to that he held positions of increased responsibility with Midland Ross Corp. from 1980 to 1985, Johnson & Johnson from 1976 to 1980, Quaker Oats Co. from 1972 to 1976 , and Beecham Pharmaceutical from 1966 to 1972.

      Martin C. Dyck has been Vice President of Operations, New Product Development Coordinator since January 1993. For the previous three years, Mr. Dyck was the Director of Manufacturing and New Product Development Coordinator. He joined the company in 1986 as a Junior Financial Assistant and R&D Supervisor of the Company's second shift Pilot Plant Operations.

      Algird J. Patrick has been Vice President, Research and Engineering for the Company since January 1993. Previously, Mr. Patrick was Director of Engineering, having joined the Company in 1987. He was President of Automatic Products, Inc., a firm he founded from 1971 until joining the Company. Mr. Patrick has also held various Manufacturing and Engineering management positions for Technical Accessories, Inc. and Alphacom, Inc.

      The executive officers of the Company serve at the discretion of the Board of Directors (except for Manfred F. Dyck who has an employment agreement providing for 6 months notice prior to termination) and are active in its business on a day-to-day basis. No family relationship exists between any of the foregoing persons except Manfred and Ursula Dyck who are husband and wife and Martin C. Dyck their son.

Employees

       As of December 31, 1996 the Company had 28 employees compared to 33 employees as of December 31, 1995. Currently, the Company has no foreign facilities or employees located abroad and it is not a party to any collective bargaining agreements. There were no wage increases given during 1996 and 1995.

ITEM 2. PROPERTIES

      The Company's headquarters is located in Somerville, New Jersey where all of the manufacturing, engineering and administration functions are conducted. The facility is owned by the Company, subject to a primary mortgage held by a bank, and consists of an approximately 24,600 square foot building situated on approximately 6.27 acres of land. The Company is currently operating one production shift at this location.

      The foregoing facility is regarded by management as adequate for the current requirements of the Company's business.

ITEM 3. LEGAL PROCEEDINGS

      There were no legal proceedings in 1996 to which the Company was a defendant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

      The Company estimates that its shares of common stock had traded between $.30 and $.50 per share during 1996. Since it was denied an exception to the new NASDAQ listing and maintenance standards, the Company's stock experiences limited trading activity. The new NASDAQ standards were approved by the S.E.C. on August 29, 1991, effective on March 2, 1992. The Company's stock was deleted from the NASDAQ system on August 4, 1992, and is now traded on the OTC Bulletin Board.

      As of March 28, 1997, the Company had approximately 600 shareholders of record and 2,202,878 shares of no par, common stock outstanding. At the annual shareholders' meeting on June 21, 1995, the shareholders authorized a 5 for 1 reverse stock split which reduced the number of outstanding shares from 11,014,290 to 2,202,858.

      The Company has never paid a cash dividend on its Common Stock and does not expect to pay dividends in the foreseeable future. The payment of dividends in the future will depend upon the Company's available earnings, the general financial condition of the Company, its capital needs and other factors deemed pertinent by the Board of Directors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                                                         Years Ended December 31,
                                                          -----------------------------------------------
                                                               (In thousands, except for per share data)
Operations Data
---------------                                              1996      1995      1994      1993      1992
                                                          -------   -------   -------   -------   -------

Revenues 2,649                                              3,268     3,574     3,794     3,993

Gross profit                                                  410       490       664       877       738

Loss from operations                                         (813)     (842)     (788)     (723)   (1,597)

(Loss)/earnings
          before extraordinary item                          (884)     (844)    2,897      (244)   (1,628)

Extraordinary item                                              -         -       114         -       (65)

Federal Income Tax                                              -         -       (60)        -         -
                                                          -------   -------   -------   -------   -------

Net(loss)/income                                          $  (884)  $  (844)  $ 2,951   $  (244)  $(1,693)
                                                          =======   =======   =======   =======   =======

Income (loss) per common share from:
          Continuing operations
          before extraordinary item                       $ ( .40)  $  (.38)  $   .26   $  (.02)  $  (.15)
          Extraordinary item                                    -         -       .01         -      (.01)
                                                          -------   -------   -------   -------   -------

Net income/(loss)                                         $  (.40)  $  (.38)  $   .27   $  (.02)  $  (.16)
                                                          =======   =======   =======   =======   =======

Weighted average number
          of common shares                                  2,203     2,203     2,203     2,202     2,161
---------------------------------------------------------------------------------------------------------
                                                                        As Of December 31,
                                                                 ----------------------------------------
                                                                    (In thousands)
Balance Sheet Data
------------------                                           1996      1995      1994      1993      1992
                                                          -------   -------   -------   -------   -------

Total assets                                              $ 2,513   $ 3,464   $ 4,452   $ 2,721   $ 3,192
Current maturities of
          long-term debt                                  $    37   $    33   $    29   $   900   $   682
Long-term debt                                            $   663   $   699   $   732   $   778   $ 1,114

              NOTE: The Company has not paid a dividend during the
                  five (5) year period ended December 31, 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1996 Compared to 1995

Revenues

      Revenues of $2,649,000 for 1996 were approximately $619,000, or 19% lower than revenues of $3,268,000 for 1995. The sales of the old line disposable products have steadied, however the overall sales were negatively impacted by the expiration of the Sherwood agreement in May 1996 and the reduction in sales to Nutricia offset by the Company's sales to Smith Industries Medical Systems, now part of Portex Ltd, which began in 1996.

      Since the expiration of the Sherwood agreement, the Company continues to produce products for Sherwood Medical on a purchase order basis at greater gross margins than the agreement margin of 10%. Sales to Sherwood in 1996 were approximately $1,951,000, or 74% compared to $2,600,000 or 85% of total sales for 1995. The Company also sells other medical devices under both private label and Original Equipment Manufacture ("OEM") agreements. OEM sales for 1996 amounted to approximately $322,000, or 12% versus 1995 sales of $200,000 or 6%.

       International sales for 1996 and 1995 totaled approximately 11% and 7% respectively. The increase is due to the ("OEM") agreement with Smith Industries Medical Systems (Portex Ltd.). The Company received its ISO 9001 certification in 1996, and feels it will have a large impact on the development of its international sales in the future.

      The Company continues to develop, manufacture and sell products for endoscopic surgery and biofeedback devices for the treatment of anorectal dysfunctional conditions. During 1996, these products accounted for approximately $253,000, or 10% of the Company's revenue versus $146,000, or 5% of revenues during 1995.

Gross Profit

      Gross profit of $410,000 for 1996 was lower by $80,000, or 8% less than the gross profit of $490,000 for 1995. The gross profit was 15% of revenues in 1996 and 1995. The Sherwood agreement, which carried a profit margin of 10%, expired during 1996. The underlying products relating to the Sherwood agreement consist of the Company's former line of Enteral Feeding Devices and Specialty G.I. Products. These products, when marketed and sold by the Company, have generated significantly higher profit margins. Incremental sales of any additional or newer products could potentially improve the Company's gross profit performance provided that the pricing of such products absorb and exceed direct and incremental costs while fixed overhead spending is not materially increased.

Operating Loss

      Operating loss of $813,000 in 1996 was $29,000 unfavorable to the operating loss of $842,000 generated during 1995. The unfavorable change in operating loss is due mainly to the decrease in sales volume of $619,000 offset by cost savings attained during the year in manufacturing of $136,000 or 11% and in selling and general administration of $110,000, or 8% versus 1995.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1996 Compared to 1995 (cont)

Interest Expense

      Net interest expense in 1996 of $72,000 was $42,000, or 30% higher than $30,000 in 1995. The increase in net interest expense in 1996 is directly related to the decreasing interest income on cash reserves offset by the continuing mortgage debt.

Other Income, Net

      Other income of $1,000 was $28,000 unfavorable to the other income of $29,000 in 1995. The other income in 1995 was due to monies received against bad debts already written off.

Federal Income Taxes

      No federal income taxes were incurred in 1996 and 1995.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1995 Compared to 1994

CONTINUING OPERATIONS

Revenues

      Revenues of $3,268,000 for 1995 were approximately $306,000, or 9% lower than revenues of $3,574,000 during 1994. The sales of the old line disposable products continue to decline and overall sales were negatively impacted by the Company's divestiture of certain product lines during prior periods. Further, the Company's shift to manufacturing its former products now for Sherwood Medical Products was temporarily hindered by excess inventories at Sherwood, which caused the Company's production to slow down and sales to drop.

      Sherwood Medical has agreed to purchase annual minimums of $2.5MM worth of product at the Company's cost plus ten percent. The favorable pricing to Sherwood causes the Company to manufacture and ship significantly more product quantities yet realize net revenues similar to what the Company obtained under its own marketing programs. Sales to Sherwood in 1995 were approximately $2,600,000, or 85% of total sales. The Company also sells other medical devices under both private label and Original Equipment Manufacturer ("OEM") agreements. OEM sales for 1995 amounted to approximately $200,000 or 6% versus 1994 sales of $666,000 or 19%.

      International sales for 1995 and 1994 totaled approximately 7% and 25%, respectively. Most of the underlying products are now sold domestically to Sherwood who in-turn sells directly or through international dealers. The Company is in the process of receiving ISO 9000 certification, which it feels will have a large impact on the development of its international sales in the future.

      The Company continues to develop, manufacture and sell products for endoscopic surgery and biofeedback devices for the treatment of anorectal dysfunctional conditions. During 1995, these products accounted for approximately $128,000, or 4% of the Company's revenue versus $137,000 or 4% of revenues during 1994.

Gross Profit

      Gross profit of $490,000 for 1995 was down $174,000, or 26% lower than the gross profit of $664,000 for 1994. The gross profit was 15% of revenues in 1995 as compared to 19% in 1994. The Sherwood agreement has had a profound impact on the Company's limitation to improve its short term gross profit performance. Sales to Sherwood, approximately $2,600,000, or 85% of total sales, are at the Company's cost plus ten percent which would net an approximate standard margin contribution of 9%. The underlying products to the Sherwood agreement consist of the Company's former line of Enteral Feeding Devices and Specialty G.I. Products. These products when marketed and sold by the Company had previously generated significantly higher profit margins. Incremental sales of any additional or newer products could potentially improve the Company's gross profit performance provided however, that the pricing of such products absorb and exceed direct and incremental costs while fixed overhead spending is not materially increased.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1995 Compared to 1994 (cont)

CONTINUING OPERATIONS (cont)

Operating Loss

      Operating loss of $844,000 in 1995 was $56,000 unfavorable to the operating loss of $788,000 generated during 1994. The unfavorable change in operating loss is a result of $174,000 decrease in gross profit partially offset by a $120,000, or 8% decrease in selling, general and administration expense versus 1994. In the third quarter of 1995, the Company reduced their labor force in the general administration area which reduced payroll costs and along with the cost containment procedures implemented resulted in cost savings attained in 1995.

Interest Expense

      Net interest expense in 1995 of $30,000 was $69,000, or 30% lower than $99,000 in 1994. The decrease in interest expense is directly related to the retirements during the second quarter of 1994 of both the U.S. denominated subordinated notes and the second mortgage on the Company's corporate facility.

Sale of Assets of Certain Business Groups

      During May 1994, the Company reached an agreement with Sherwood Medical Company which sold certain assets of the Company and conveyed certain rights in connection with the Company's enteral device business. The transaction is more fully described in note 4. The total consideration for the agreement was $3,500,000 which generated a net gain of $3,329,000 after the retirement of assets and the reserve of inventory.

Other Income, Net

      Other income of $29,000 was $425,000 unfavorable to the other income of $454,000 in 1994. The primary transactions accounting for the 1994 other income were, 1.) the Company received $400,000 from an OEM agreement, (see note 4) reached with a large U.S. medical products company for the Company's "J-Tube". This agreement was one transaction geared toward the Company's efforts of expanding its need to develop strategic alliances with larger medical product companies. 2.) the Company recognized a gain on the sale of fixed assets of $30,000 from the sale of assets related to the Company's Pee Wee Tube product line. (see note 4)

Federal Income Taxes

      No federal income taxes were incurred in 1995, compared to approximately $60,000 incurred during the second quarter 1994. The $60,000 was due to the alternative minimum tax which was primarily attributable to the profits derived from the Sherwood agreement as described in note 4 below. Profits from such a transaction are subject to alternative minimum tax rules which allow only ninety percent of the profits to be shielded by the aggregate of net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating activities used $757,000 of cash and cash equivalents during 1996. Investing activities provided $141,000 for the year as $172,000 was used for capital expenditures and the Sherwood Agreement's related escrow arrangement at December 31, 1996 provided cash of $313,000.

      Financing activities provided $370,000 for the year. This was due mainly to the surrendering of the Keyman whole life policy in favor of term insurance which generated $403,000, offset by $33,000 used to make payments against the note payable to Summit Bank for the mortgage on the Company's Somerville, New Jersey facility.

      Cash used by net operating activities increased by $272,000 during 1996 from the prior year. The larger contributing factors include changes in assets and liabilities and the recurring losses incurred.

      Capital expenditures were $172,000 and $98,000 in 1996 and 1995, respectively. Additionally, any material subsequent expenditures are contingent on the needs of any newly developed or contract manufactured products.

      The Company has no available line of credit established and has not been able to obtain an asset based loan on unencumbered assets. Commercial banks and lending institutions were not willing to provide funds to the Company due to the history of recurring losses from operations before non-recurring items and extraordinary gains and there is no assurance that operations will generate sufficient cash flow to meet long-term obligations.

      The Company has suffered recurring losses from continuing operations of approximately $884,000 in 1996 and $844,000 in 1995. The Company has continued to reduce payroll and maintain cost containment activities started in 1995 in an effort to reduce expenses.

      Management believes that the Company's financial condition at December 31, 1996 represents an adequate base to conduct current operations. However, the Company's ability to continue as a going concern is dependent upon its success at generating sufficient cash flow or to obtain additional financing as required to meet its long-term obligations, support its working capital needs and sustain the potential for ongoing losses while trying to embark on a campaign to generate profitable revenue levels. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For additional information concerning this item, see "Item 13. Exhibits and Financial Statement Schedules and Reports on Form 8-K SB".

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company filed a report on Form 8-K SB with the Commission dated January 27, 1995, amended February 9, 1995 regarding "Changes In Registrant's Certifying Accountant".

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information concerning this item, see "Item 1. Business-Executive Officers and Significant Employees" and the Proxy Statement to be filed with respect to the 1997 Annual Meeting of Shareholders (the "Proxy Statement"), which information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

      For information concerning this item, see the Proxy Statement, of which its information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      For information concerning this item, see the Proxy Statement, of which its information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For information concerning this item, see the Proxy Statement, of which its information is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K SB

      (a) 1. Financial Statements:

      The financial statements of the Company filed in this Annual Report on Form 10-K SB are listed in the attached Index to Financial Statements and Schedules.

          2. Financial Statement Schedules:

      The financial statement schedule of the Company filed in this Annual Report on Form 10-K SB is listed in the attached Index to Financial Statements and Schedules.

          3. Exhibits:

      The exhibits required to be filed as part of this Annual Report on Form 10-K SB are listed in the attached Index to Exhibits.

      (b) 1. Reports on Form 8-K SB:

      The Company filed reports on Form 8-K SB with the Commission: 1.) dated May, 23, 1994, amended July 26, 1994 regarding "Disposition Of Assets", and 2.) dated January 27, 1995, amended February 9, 1995 regarding "Changes In Registrant's Certifying Accountant".

                                POWER OF ATTORNEY

      The Company and each person whose signature appears below hereby appoint Manfred F. Dyck and Robert C. Keller as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report; which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Dated:  April 2, 1997

                  BIOSEARCH MEDICAL PRODUCTS INC.


                  By: /s/ Manfred F. Dyck
                      -------------------------------
                      Manfred F. Dyck
                      President and Principal
                      Executive Officer

      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Dated:  April 2, 1997


                  By: /s/ Manfred F. Dyck
                      -------------------------------
                      Manfred F. Dyck
                      President, Principal Executive
                      Officer and Director

      Dated:  April 2, 1997


                  By: /s/ Robert C. Keller
                      -------------------------------
                      Robert C. Keller
                      Chief Accounting Officer and
                      Treasurer

      Dated:  April 2, 1997


                  By: /s/ Ursula M. Dyck
                      -------------------------------
                      Ursula M. Dyck
                      Director

      Dated:  April 2, 1997


                  By: /s/ David M. Schreck, M.D.
                      -------------------------------
                      David M. Schreck, M.D.
                      Director

      Dated:  April 2, 1997


                  By: /s/ Klaus J.H. Meckeler, M.D.
                      -------------------------------
                      Klaus J.H. Meckeler, M.D.
                      Director

      Dated:  April 2, 1997


                  By: /s/ Herbert W. Marache, Jr.
                      -------------------------------
                      Herbert W. Marache, Jr.
                      Director

      Dated:  April 2, 1997


                  By: /s/ Frederick L. Perl, M.D.
                      -------------------------------
                      Frederick L. Perl, M.D.
                      Director

                         BIOSEARCH MEDICAL PRODUCTS INC.
                       FINANCIAL STATEMENTS AND SCHEDULES

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------
Financial Statements:
---------------------

Independent Auditors' Reports                                            24

Balance Sheets at
      December 31, 1996 and 1995                                       25 - 26

Statements of Operations for the Years Ended
      December 31, 1996, 1995 and 1994                                   27

Statements of Shareholders' Equity
      for the Years Ended
      December 31, 1996, 1995 and 1994                                   28

Statements of Cash Flows for the Years Ended
      December 31, 1996, 1995 and 1994                                   29

Notes to Financial Statements                                         30 - 39

Financial Statement Schedule:

Schedule VIII  - Valuation and Qualifying Accounts                       40


                      All other schedules have been omitted
           because they are not applicable or the required information is included in the financial statements or the notes thereto.

                          Independent Auditors' Report

The Board of Directors and Shareholders
Biosearch Medical Products, Inc.:

      We have audited the accompanying balance sheets of Biosearch Medical Products, Inc. as of December 31, 1996 and 1995 and the related statements of operations, shareholders' equity and cash flows for each of the three years ended December 31, 1996 and the financial schedule for each of the three years ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly the financial position of Biosearch Medical Products, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above presents fairly, in all material respects, the information required to be set forth therein.

      The accompanying financial statements have been prepared assuming that Biosearch Medical Products, Inc. will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations. There is no assurance that the Company's operations will generate sufficient cash flow to meet its obligations or that the Company has the ability to obtain additional financing as required, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              Amper, Politziner & Mattia

Edison, New Jersey
March 20, 1997

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                 December 31,
                                                          --------------------------
                                                            1996                1995
                                                          --------            ------

Current assets:

      Cash and cash equivalents                       $    321,376       $   568,092

      Trade receivables - less allowance
          for doubtful accounts of $32,838 and
         $67,562 at December 31, 1996 and
         1995                                              182,247           162,500
      Inventories                                          513,551           616,091
      Other assets                                          30,665            17,551
                                                       -----------       -----------

              Total current assets                       1,047,839         1,364,234
                                                        ----------        ----------

Property, plant and equipment                            4,251,055         4,078,875
      Less accumulated depreciation
      and amortization                                   2,799,250         2,708,388
                                                       -----------       -----------

              Net property, plant and equipment          1,451,805         1,370,487
                                                       -----------       -----------

Other assets
      Escrow                                                  -              312,811
      Cash surrender value of keyman life insurance           -              402,785
      Other assets, net                                     13,580            13,557
                                                      ------------       -----------

              Total other assets                            13,580           729,153
                                                      ------------       -----------

              Total assets                             $ 2,513,224       $ 3,463,874
                                                       ===========       ===========

                                   (continued)

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                                 BALANCE SHEETS

                                   (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                               December 31,
                                                          ---------------------
                                                            1996           1995
                                                          --------       ------
Current liabilities:

      Current maturities of long-term debt            $    36,788       $    32,648
      Accounts payable                                    185,653           163,534
      Accrued liabilities                                 131,693           188,328
                                                     -------------     ------------

              Total current liabilities                   354,134           384,510

Long-term debt, less current maturities                   662,734           699,522
                                                     -------------     ------------

              Total liabilities                         1,016,868         1,084,032
                                                     -------------     ------------

Shareholders' equity:

      Common stock, no par value; 5,000,000
         shares authorized; 2,210,798 issued
         and 2,202,878 and 2,202,858 shares
         outstanding at December 31, 1996
         and 1995                                      11,129,954        11,129,948

      Accumulated deficit                              (9,602,359)       (8,718,791)

      Treasury stock, at cost;
         7,920 and 7,940 shares at December 31, 1996
         and 1995                                     (    31,239)      (    31,315)
                                                     -------------     ------------

              Total shareholders' equity                1,496,356         2,379,842

Commitments and contingencies                                -                -
                                                     -------------     ------------

                                                     $  2,513,224      $  3,463,874
                                                     =============     ============

                            See accompanying notes to
                              financial statements

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS

                                        Years Ended December 31,
                                ---------------------------------------
                                                  1996          1995          1994
                                              -----------   -----------   -----------

Revenues                                      $ 2,648,719   $ 3,268,220   $ 3,573,877

Cost of goods sold                              2,238,606     2,777,747     2,909,482
                                              -----------   -----------   -----------

Gross profit                                      410,113       490,473       664,395

Selling, general and administrative expenses    1,222,901     1,332,497     1,451,966
                                              -----------   -----------   -----------

Loss from operations                             (812,788)     (842,024)     (787,571)
                                              -----------   -----------   -----------

Other income (expense):
   Interest expense, net                          (72,055)      (30,426)      (98,902)

   Sale of assets-certain business groups               -             -     3,328,765

   Other, net                                       1,275        28,818       454,291
                                              -----------   -----------   -----------
                                                  (70,780)       (1,608)    3,684,154
                                              -----------   -----------   -----------
(Loss)/earnings before extraordinary item        (883,568)     (843,632)    2,896,583

Extraordinary item - gain on
   retirement of debt                                   -             -       114,000

Federal income taxes                                    -             -       (60,000)
                                              -----------   -----------   -----------
Net (loss)/income                             $  (883,568)  $  (843,632)  $ 2,950,583
                                              ===========   ===========   ===========

(Loss)/income per common share from: *
   Operations before
   extraordinary item                         $      (.40)  $      (.38)  $      1.32
                                              -----------   -----------   -----------

   Extraordinary item                                   -             -           .02
                                              -----------   -----------   -----------

   Net (loss)/income                          $      (.40)  $      (.38)  $      1.34
                                              ===========   ===========   ===========

Weighted average number of
   common shares outstanding                    2,202,878     2,202,808     2,202,515
                                              ===========   ===========   ===========

                            See accompanying notes to
                              financial statements
       * Retroactively restated for the reverse stock split in June 1995.

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                        Common Stock  Accumulated         Treasury Stock
                                                      --------------------------------------------  ---------------------------
                                                Shares       Shares       Amount        Deficit        Shares           Amount
                                            ------------  ------------  ------------  ------------   ------------   ------------
                                                             Issued*   Outstanding*

         Balance, January 1, 1994                           2,210,798     2,202,498  $ 11,129,913  $(10,825,741)        (8,300)

Issuance of treasury shares in connection with
         employee stock awards *                                    -           260             -             -            260

Net loss                                                            -             -             -     2,950,583              -
                                                         ------------  ------------  ------------  ------------   ------------
         Balance, December 31, 1994                         2,210,798     2,202,758  $ 11,129,913  $ (7,875,158)        (8,040)

Issuance of treasury shares in connection with
         employee stock awards *                                    -           100            35             -            100

Net loss                                                            -             -             -      (843,632)             -
                                                         ------------  ------------  ------------  ------------   ------------
         Balance, December 31, 1995                         2,210,798     2,202,858  $ 11,129,948  $ (8,718,791)        (7,940)
                                                         ------------  ------------  ------------  ------------   ------------

Issuance of treasury stock in connection with                                    20             6                           20
         employee stock awards

Net Loss                                                            -             -             -      (883,568)             -
                                                         ------------  ------------  ------------  ------------   ------------
         Balance, December 31, 1996                         2,210,798     2,202,878  $ 11,129,954  $ (9,602,359)        (7,920)
                                                         ============  ============  ============  ============   ============

                                                        Total
                                                    ------------
         Balance, January 1, 1994                  $    (32,735)  $    271,437

Issuance of treasury shares in connection with
         employee stock awards *                          1,026          1,026

Net loss                                                      -      2,950,583
                                                   ------------   ------------
         Balance, December 31, 1994                $    (31,709)  $  3,223,046

Issuance of treasury shares in connection with
         employee stock awards *                            394            428

Net loss                                                      -       (843,632)
                                                   ------------   ------------
         Balance, December 31, 1995                $    (31,315)  $  2,379,842
                                                   ------------   ------------

Issuance of treasury stock in connection with
         employee stock awards                               76             82

Net Loss                                                      -       (883,568)
                                                   ------------   ------------

         Balance, December 31, 1996                $    (31,239)  $  1,496,356
                                                   ============   ============

                            See accompanying notes to
                              financial statements.
       * Retroactively restated for the reverse stock split in June 1995.

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                              Years Ended December 31,
                                                              ---------------------------------
                                                            1996          1995          1994
                                                        -----------   -----------   -----------
Cash flows from operating activities:

Net (loss)/income                                       $  (883,568)  $  (843,632)  $ 2,950,583

Adjustments to reconcile (loss)/income
           to net cash (used in) operating
           activities:
           Depreciation and amortization                     90,862       115,215       124,132
           Gain on retirement of debt                             -             -      (114,000)
           Gain on sale and disposal of fixed assets              -             -       (30,389)
           Sale of assets-certain business groups                 -             -    (3,328,765)

Changes in assets and liabilities :
           Decrease/(increase) in trade receivables         (19,747)      385,486      (227,864)
           (Increase)/decrease in inventories               102,540       (41,325)        1,347
           Decrease (increase) in other current assets      (13,114)       18,165        16,740
           Increase in other assets                             (23)       (2,534)      (59,270)
           Increase (decrease) in accounts payable           22,119       (65,474)     (176,177)
           Decrease in accrued liabilities
               and customer deposits                        (56,553)      (50,647)     (127,215)
                                                        -----------   -----------   -----------

Net cash used in operating activities                      (757,484)     (484,746)     (970,878)
                                                        -----------   -----------   -----------

Cash flows from investing activities:

Capital expenditures                                       (172,180)      (98,500)      (28,109)
Proceeds from sale of fixed assets                                -             -       100,175
Decrease/(increase)  in escrow                              312,811       712,895    (1,025,706)
Proceeds from sale of assets-certain business groups              -             -     3,500,000
                                                        -----------   -----------   -----------

Net cash provided by investing activities                   140,631       614,395     2,546,360
                                                        -----------   -----------   -----------

Cash flows from financing activities:

Proceeds from surrendering whole life policy                402,785             -             -
Repayment of borrowings against
           cash surrender value policy                            -             -      (266,000)
Principal payments on long-term borrowings                  (32,648)      (28,389)     (917,367)
                                                        -----------   -----------   -----------

Net cash provided by (used in)
           financing activities                             370,137       (28,389)   (1,183,367)
                                                        -----------   -----------   -----------

Net increase in cash and cash equivalents                  (246,716)      101,260       392,115
                                                        -----------   -----------   -----------

Cash and cash equivalents at beginning of period            568,092       466,832        74,717
                                                        -----------   -----------   -----------

Cash and cash equivalents at end of period              $   321,376   $   568,092   $   466,832
                                                        ===========   ===========   ===========

                            See accompanying notes to
                              financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

      Nature of operations- Biosearch Medical Products, Inc. (the"Company") is a U.S. based corporation whose principal lines of business are in contract manufacturing and manufacturing and distributing, under its own label of medical devices. The Company is an OEM manufacturer for various medical product companies and manufactures and distributes its own line of endoscopic products to hospitals, through a network of dealers, both domestically and internationally. Credit is granted to substantially all customers.

      Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and cash equivalents - The Company considers all short-term investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds and short term treasury bills. The Company, at December 31, 1996 and 1995 and periodically throughout the years, has maintained balances in various operating and money market accounts in excess of federally insured limits.

      Property, plant and equipment - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets.

      Inventories - Inventories are valued at the lower of cost, determined by the first-in, first-out method, or market. Cost includes materials, direct labor and manufacturing overhead.

      Research and development contracts - The Company recognizes revenue on research and development contracts on the completed contract method. The related costs are deferred until the completion of the contract. Anticipated losses on contracts are recorded in the period they become known.

      Stock options and warrants- The Company records transactions involving its stock options and awards under APB Opinion 25.

      Loss per common share - Loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during each period. No effect has been given to outstanding stock options, since the effect would be anti-dilutive.

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

2. Liquidity

      The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had suffered recurring losses from continuing operations before extraordinary items of $883,568 in 1996 and $843,632 in 1995. However, during 1994, the Company realized a net profit of $2,896,583 before extraordinary items. The 1994 profit is primarily the net result of non-recurring gains from the sale of certain assets and the licensing and sub-licensing of certain patented technology. Further, the non-recurring gain reflects the recognition of certain covenant agreements and the significance of an arrangement to continue to manufacture and supply products to Sherwood Medical Company, details of which are more fully described in note 4 below.

      There is no assurance that the Company's revenue from its OEM strategic alliances or niche surgical and biofeedback products will reach volumes to which long-term operations can be conducted.

      Management believes that the Company's financial condition at December 31, 1996 represents an adequate base to conduct current operations. However, the Company's ability to continue as a going concern is dependent upon its success at generating sufficient cash flow or to obtain additional financing as required to meet its long-term obligations, support its working capital needs and sustain the potential for ongoing losses while trying to embark on a campaign to generate profitable revenue levels. The Company had no available line of credit established at December 31, 1996.

3. Sale of Product Enteral Pump Business and Product Licensing/Distribution

      In 1993, the Company entered into an exclusive technology and patent license agreement with Nutricia, B.V. In connection with the new agreement the Company has sublicensed its Hydromer technology and patent license. The agreement provides Nutricia with the right to manufacture and sell under their name the Company's line of enteral and surgical products in Europe, Africa, Australia and Asia, with the exception of Japan, while reserving the Company's rights to sell its products in those markets under the Company's trademarks/tradenames. The Company receives a 5% royalty for the life of patented products.

      The agreement also provides for the development of products by both companies per a five year non-cancellable cooperative arrangement expiring February 1998. This European partner is expected to retain the Company's innovative research and develop abilities for additional fees. The rights to any new products subsequently developed will be individually negotiated. Any other similar new product developed independently by either party will be subject to the right of first refusal by the other.

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

4. Sale of Product Line, Disposition of Assets & "J" Tube Agreement

      Sale of Pee WeeTM Tube Product Line

      On April 4, 1994 the Company completed the sale of its Pee Wee low profile, enteral tube product line for $100,000 cash. This sale provides the purchaser with all rights to the product including marketing and the technological know-how to manufacture the product. In connection with the agreement the related manufacturing assets were sold.

      Sherwood Medical Company Agreement

      On May 20, 1994, the Company announced that it sold all assets, except inventories, used exclusively in the manufacture, sale and distribution of its enteral access device business, including trademarks to Sherwood Medical Company (except the Pee WeeTM low profile enteral product line which was sold to another large medical products company during April 1994). In addition, the Company licensed and sub-licensed certain patented technology. The Company agreed to a two year supply agreement of the same products at cost plus ten percent. The Company agreed to a five year covenant not to manufacture or sell medical devices promoted for gastrointestinal feeding or gastric decompression. A two and one half year supply agreement was also signed on the Company's "J-Tube" products subject to existing agreements with other companies. The total consideration for the asset sale and license of technology was a $3,500,000 cash payment, $1,000,000 of which is subject to a two year escrow arrangement. Sherwood Medical Company is a leading manufacturer and marketer of medical products and a subsidiary of American Home Products Corporation (NYSE: AHP), a New Jersey based diversified healthcare company.

      "J" Tube Agreement

      During January 1994, the Company appointed a large U.S. medical products company as a non-exclusive private label distributor of certain Specialty G.I. Products, specifically, the Company's "J-Tubes" and their related accessories. The agreement provides for the up-front payment of $200,000 to the Company plus a receivable of $200,000 to be paid upon the U.S. company's ability to secure a 510(k) from the FDA on the product, or no later than February 1995, which ever occurs first. The receivable was paid in February 1995 as contemplated by the Company.

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                     (Continued)

5. Inventories

                                             December 31,
                                      ------------------------
                                        1996              1995
                                      --------          ------

          Finished goods           $   130,432       $    64,102
          Work-in-process              167,897           243,751
          Raw materials                215,222           308,238
                                    ----------        ----------
                                   $   513,551       $   616,091
                                   ===========       ===========

6. Property, Plant and Equipment

                                         December 31,
                                 -----------------------------     Estimated
                                     1996              1995        Useful Lives
                                   --------          --------      ------------
        Land                     $   137,182       $   137,182
        Buildings and
           improvements            1,699,172         1,672,634      40 years
        Machinery and equipment    1,897,315         1,760,140      3 - 10 years
        Furniture and fixtures       517,386           508,919      5 years
                                 -----------       -----------
                                 $ 4,251,055       $ 4,078,875
                                 ===========       ===========

      Depreciation and amortization charged to income was $90,862, $115,215 and $124,132 in 1996, 1995 and 1994, respectively.

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

7. Long-Term Debt

                                                   December 31,
                                            ------------------------
                                              1996              1995
                                            --------          ------

    Note payable due April 1, 2007        $  699,522        $  732,170
    Less current maturities                   36,788            32,648
                                          ----------         ---------
    Long-term debt                        $  662,734        $  699,522
                                          ==========        ==========

      This note is collateralized by a first mortgage on the Company's Somerville, New Jersey facility and miscellaneous equipment, and represents Economic Development Authority ("EDA") funds. The note bears an interest rate of 75% of prime (8.25% at December 31, 1996) with a minimum interest rate of 11.25% and a maximum interest rate of 22.5%. The principal is payable in varying monthly installments of principal and interest, with the final payment due April 1, 2007.

      The approximate aggregate amount of the principal payments due in each of the next five years and thereafter is as follows:

                Years Ended                           Principal
                December 31,                        Payments Due
                ------------                        ------------
                    1997                            $     37,000
                    1998                                  41,000
                    1999                                  47,000
                    2000                                  53,000
                    2001                                  59,000
                 Thereafter                              462,000

8. Keyman Life Insurance Policy Loan and Cash Surrender Value

      The keyman whole life policy was surrendered in July 1996 in favor of term insurance and the Company received $420,000, which was used to fund operations.

9. Savings and Investment Plans

      In May 1988, the Company established a contributory 401(k) plan for all eligible employees. However, in April 1991, the Company's Board of Directors indefinitely suspended the Company's contribution primarily due to the Company's adverse profit performance. The Company pays the cost of administering the plan which totaled approximately $7,000, $6,600 and $7,300, for 1996, 1995 and 1994, respectively.

                           BIOSEARCH MEDICAL PRODUCTS INC.
                            NOTES TO FINANCIAL STATEMENTS

                                     (Continued)

10. Income Taxes

      Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of its assets and liabilities at December 31, follow:

                                                    1996            1995
                                                -----------     -----------
   Current assets and liabilities:
   Allowance for doubtful accounts              $    13,000     $    27,000
   Inventory valuation reserve                      127,000         152,000
   Inventory overhead capitalization                 21,000          21,000
                                                -----------     -----------
                                                    161,000         200,000
   Valuation allowance                              161,000         200,000
                                                -----------     -----------
       Net current deferred tax assets          $         -     $         -
                                                ===========     ===========

        Non current assets and liabilities:

   Depreciation                                    (316,000)       (316,000)
   Net operating loss carryforward                3,853,000       3,310,000
   Alternative minimum tax credit carryforward       60,000          60,000
   Investment tax credit carryforward               182,000         182,000
                                                -----------     -----------
                                                  3,779,000       3,236,000
   Valuation allowance                            3,779,000       3,236,000
                                                -----------     -----------

   Net noncurrent deferred tax asset            $         -     $         -
                                                ===========     ===========

The provision for income taxes consist of the following at December 31:

                                                     1996              1995               1994
                                                 ------------      ------------          --------
Current tax expense                            $        -        $         -           $   60,000
    Deferred tax benefit                            (504,000)         (280,000)           (82,000)
    Net change in valuation allowance                504,000           280,000             82,000
                                                  -----------       -----------       -----------
                                               $        -        $         -           $   60,000
                                               ==============    ===============       ==========

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

10. Income Taxes (cont'd)

      The statutory income tax rate differs from the effective tax rate used in the financial statements for the years ended December 31, 1996 and 1995 as a result of current year net operating loss, the benefit of which has not been recognized in the current year. The provision for income taxes for the year ended December 31, 1994 has been reduced by $1,607,000, the benefit of net operating loss carryforwards.

      The investment tax credit carryforward expires in various years through 2000.

      As of December 31, 1996, the Company had available the following net operating loss carryforwards for tax purposes:

    Expiration Date:
Year ending December 31,                       Federal       State
------------------------                       -------       -----

      1997                                       -      $1,355,000
      1998                                       -         143,000
      1999                                       -       1,439,000
      2000                                       -       1,707,000
      2001                                       -         295,000
      2003                                  $1,374,000     939,000
      2004                                   2,183,000   1,102,000
      2005                                     195,000       -
      2006                                   1,637,000       -
      2007                                   1,739,000       -
      2008                                     316,000       -
      2010                                     938,000       -
      2011                                   1,102,000       -
                                           -----------  ----------
                                            $9,484,000   $6,980,000
                                            ==========   ==========

11. Supplemental Cash Flow Information

      Cash payments during 1996, 1995 and 1994 for interest were approximately $83,275, $85,063 and $204,970, respectively. Cash payments during 1996, 1995 and 1994 for income taxes were $0, $0 and $60,000, respectively.

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

12. Stock Options and Stock Awards

Stock Options

      During 1992, 8,000 options at $3.35 per share were granted to a board member and 5,000 options at $1.50 per share were granted to a product development consultant, (options were at the per share market value on the date of the grant). At December 31, 1996 these 13,000 options remained reserved under these grants. In September 1992, the Company issued 30,180 five-year stock options to employees in recognition of a wage freeze and service time, reflecting a market price at the time of $.35 per share which vested in one-third portions per year over three years of continued employment beginning October 1, 1993. At December 31, 1996, 15,100 shares remain reserved under this grant.

      During 1994, 133,515 five-year stock options were granted to employees in continued recognition of a wage freeze and service time. The options reflect a market price on the date of the grant of $.50 per share which vested in one-third portions per year over three years of continued employment beginning April 6, 1994. Additionally, 32,000 five-year stock options were granted to board members and 5,000 options were granted to a product development consultant reflecting a price of $.50 per share, and 600 five year options granted to a certain officer of the Company at $.60 per share. These shares were also priced at the per share market value on the date of the grant. A total 171,115 were granted in 1994. At December 31, 1996, 112,415 shares remain reserved which is net of the expirations attributed to employment terminations.

      During 1996, 8,000 five-year stock options were granted to a new board member at $.20 per share. At December 31, 1996 all 8,000 shares remain reserved.

      The effect of applying FASB 123's fair value method to the Company's options issued in 1996 and 1995, for 8,000 and 0 shares, respectively, would result in net income and earnings per share that are not materially different from amounts reported.

      Transactions relating to stock options for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                                                                Number of Shares
                                                  ---------------------------------------------------
                                                1996                   1995                      1994
                                              --------               --------                  ------
      Outstanding, January 1,                 150,155                219,755                   125,080
      Granted                                   8,000                    -                     171,115
      Exercised                                  --                     --                        --
      Expired                                 ( 9,640)              ( 69,600)               (   76,440)
                                              --------              ---------               -----------

      Outstanding December 31,                148,515                150,155                   219,755
                                              ========             ==========               ==========

      Exercise price                     $.20 to $3.35          $.35 to $3.35             $.35 to $3.35

      Exercisable, December 31,               121,376                 68,212                    69,640
                                            ==========              =========                =========

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

12. Stock Options and Stock Awards (cont)

      Stock Awards

      During 1996, 1995 and 1994 the Company awarded shares of common stock to certain employees for five and ten years of continued employment. The common stock awarded was issued without any restrictions from the Company's treasury stock. The related compensation expense is recorded in selling, general and administrative expense.

13. Stock Authorization

      As of June, 1995 the Company's aggregate of authorized common stock stood at 25,000,000 shares. On June 21, 1995, the shareholders authorized a 1 for 5 reverse stock split, making the total of the Company's aggregate of authorized common stock stand at 5,000,000 shares. As of December 31, 1995, there were 2,210,798 shares issued. All common stock shares and related information have been restated for the reverse stock split.

14. Related Party Transactions

      In 1982 the Company entered into an exclusive, world-wide, royalty free license with Hydromer, Inc. to use Hydromer coating on its enteral feeding products. In 1991, the Company entered into a license agreement, as amended, with Hydromer for the use of certain patents to coat products which were not included in the royalty-free license, specifically the products are for pancreatic and biliary stents, hemostatic coagulation probes and a introducer catheter device. The terms and conditions of these licenses are no more favorable than Hydromer grants to any other third party. Manfred F. Dyck, President and Chief Executive Officer of the Company, is also a major stockholder, President and Chief Executive Officer of Hydromer, Inc.

      Purchases of coating products from Hydromer in 1996, 1995 and 1994 amounted to approximately $30,000, $18,000 and $22,400, respectively. License agreement fees in connection with the amended license agreement amounted to approximately $0, $0 and $10,000 in 1996, 1995 and 1994, respectively. There was a $25,000 expense paid to maintain the license. . 15. Commitments and Contingencies

      There are no claims or actions against the Company which will materially effect its financial statements.

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

16. Segment Information and Credit Concentration

      The Company considers that its products and services compete in the business segment of the "Medical Device" industry involving research, development, manufacturing and sale.

      Sales of the Company's products to specific customers may, at times, be significant to the overall revenues of the Company. During 1996 and 1995, Sherwood Medical Company accounted for approximately 74% and 85% of the Company's revenues ,respectively, and is approximately 36% and 59% of the Company's net accounts receivable at December 31, 1996 and 1995, respectively. No other single customer accounted for more than 10% of the Company's revenue in 1996, 1995, or 1994.

17. Research and Development

      Research and development costs are expensed as incurred. Such expenses were approximately $38,000, $65,000 and $45,000 in 1996, 1995 and 1994
respectively. The Company may, from time to time, utilize certain physicians and surgeons, who are recognized in their field of expertise, for product development and evaluations. Remunerations to these medical professionals for their efforts may be in the form of royalties contingent on the products being subsequently marketed and revenue streams generated. The cost of such royalties are expensed as incurred in selling, general and administration expense.

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS

                                    Balance at         Charged to                         Balance at
                                    Beginning          Costs and                            End of
                                    of Period          Expenses        Deductions(1)        Period
                                    ---------          --------        -------------        ------
Year ended:
    December 31, 1996
      Allowance for
       doubtful accounts             $ 67,562          $     0           $ 34,724          $ 32,838

Year ended:
    December 31, 1995
      Allowance for
      doubtful accounts              $ 77,881          $(10,305)          $     14          $ 67,562

Year ended:
    December 31, 1994
      Allowance for
      doubtful accounts              $118,666          $(33,574)          $  7,211          $ 77,881

    (1) Accounts written off during year

            INDEX TO EXHIBITS

3 (a) -     Certificate of Incorporation of the Company

3 (b) -     By-Laws of the Company

10(a) - Agreement dated December 11, 1979 between the Company and Dr. Robert D. Dobbie (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (No. 2-70688)

10(b) - Employment Agreement dated December 29, 1980 between the Company and Manfred F. Dyck, (Incorporated by reference to Exhibit 10.3 to the Registration Statement on form S-1 (No. 2-70688)

10(c) - Credit Agreement dated as of April 1, 1982 among the New Jersey Economic Development Authority, the Company and Franklin State Bank (Incorporated by reference to Exhibit 10 (g) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1982)

10(e) - Mortgage dated April 30, 1982 between the Company and the New Jersey Economic Development Authority (Incorporated by reference to Exhibit 20 (h) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1982)

10(f) - Series A Note dated April 30, 1982 executed by the Company to the New Jersey Economic Development Authority (Incorporated by reference to Exhibit 10 (i) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1982)

10(g) - Series B Note dated April 30, 1982 executed by the Company to the New Jersey Economic Development Authority (Incorporated by reference to Exhibit 10 (j) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1982)

10(h) - Lease dated July 1, 1982 between Pembroke Agricultural Corporation and Pouch Laboratories, Inc. (Incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1982)

10(i) - License Agreement dated July 19, 1982 between the Company and Hydromer, Inc. (Incorporated by reference to Exhibit 10(n) reference to Exhibit 10(n) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1982)

10(j) - Manufacturing Agreement dated July 22, 1982 between the Company and Ludlow Corporation (Incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1982)

10(k) - Purchase Agreement dated May 6, 1983 between the Company and Organon Inc. (Incorporated by reference to Exhibit 2(a) to the Current Report on Form 8-K dated June 14, 1983)

10(l) - Amendment dated June 10, 1983 to Purchase Agreement dated May 6, 1983 between the Company and Organon Inc. (Incorporated by reference to Exhibit 2(b) to the current Report on Form 8-K dated June 14,
            1983)

10(m) - Deed of Trust dated June 13, 1983 among the Company, Ticor Title Insurance Company and Franklin State Bank (Incorporated by reference on Exhibit 10(m) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(n) - Revolving Credit Agreement dated June 14, 1983 between the Company and Franklin State Bank (Incorporated by reference on Exhibit 10(n) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(o) - Mortgage dated June 14, 1983 executed by the Company to Franklin State Bank (Incorporated by reference on Exhibit 10(o) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(p) - Amendment No. 2 dated June 14, 1983 to Purchase Agreement dated May 6, 1983 between the Company and Organon, Inc. (Incorporated by reference to the Current Report on Form 8-K dated June 14, 1983)

10(q) - Amendment to Revolving Credit Agreement dated September 13, 1983 between the Company and Franklin State Bank (Incorporated by reference on Exhibit 10(q) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(r) - Mortgage dated September 22, 1983 executed by the Company to Franklin State Bank (Incorporated by reference on Exhibit 10(r) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(s) - Long Form Deed of Trust and Assignment of Rents dated September 22, 1983 executed the Company to Franklin State Bank (Incorporated by reference on Exhibit 10(s) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(t) - Second Amendment to Revolving Credit Agreement dated January 11, 1984 between the Company and Franklin State Bank (Incorporated by reference on Exhibit 10(t) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(u) - Promissory Note dated January 11, 1984 executed by the Company to Franklin State Bank. (Incorporated by reference on Exhibit 10(u) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(v) - Promissory Note dated January 11, 1984 executed by the Company to Franklin State Bank (Incorporated by reference on Exhibit 10(v) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(w) - Warrant Certificate dated January 11, 1984 executed by the Company to Franklin State Bank (Incorporated by reference on Exhibit 10(w) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(x) - Warrant Certificate dated January 11, 1984 executed by the Company to First Empire State Corporation. (Incorporated by reference on
            Exhibit 10(x) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(y) - Promissory Note dated as of January 11, 1984 executed by the Company to Manfred F. Dyck. (Incorporated by reference on Exhibit 10(y) to the annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(z) - Letter Agreement dated as of January 11, 1984 between the Company and Manfred F. Dyck. (Incorporated by reference on Exhibit 10(z) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(aa) - Modification Agreement dated January 11, 1984 between the Company and Franklin State Bank (Incorporated by reference on Exhibit 10(aa) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(bb) - Modification Agreement dated January 11, 1984 between the Company and Franklin State Bank. (Incorporated by reference on Exhibit 10(bb) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(cc) -    Stock Option Plan of the Company (Incorporated by reference to
            Exhibit 10(p) to the Annual Report on Form 10-K for the Fiscal year ended December 31, 1982)

10(dd) - Assignment of Lease dated October 1, 1984 from CardioSearch Inc. to the Company. (Incorporated by reference to Exhibit 10(dd) to the Annual Report on Form 10-K for the fiscal year December 31, 1984)

10(ee) - Lease Agreement dated September 26, 1984 between the Company and Morton Street Realty Company. (Incorporated by reference to Exhibit 10(ee) to the Annual Report on Form 10-K for the fiscal year December 31, 1984)

10(ff) - Agreement dated June 6, 1984 between the Company and Midwest Metabolic Support Group as amended on October 17, 1984. (Incorporated by reference to Exhibit 10 (ff) to the Annual Report on Form 10K for the fiscal year December 31, 1984)

10(gg) - Agreement dated October 18, 1984 between the Company and Midwest Metabolic Support Group. (Incorporated by reference to Exhibit 10(gg) to the Annual Report on Form 10-K for the fiscal year December 31, 1984)

10(hh) - Agreement and release between Organon Inc. and the Company dated January 29, 1985. (Incorporated by reference to Exhibit 10(hh) to the Annual Report on Form 10-K for the fiscal year December 31,
            1984)

10(ii) - Documents evidencing $500,000 Loan from Franklin State Bank to the Company including Promissory Note Mortgage Modification Agreements Third Amendment to Revolving Credit Account. (Incorporated by reference to Exhibit 10(ii) to the Annual Report on Form 10-K for the fiscal year December 31, 1984)

10(jj) - Form of 6 1/2 per cent Convertible Subordinated Note due August 2, 1991(Incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3 Number 2-92798)

10(kk) - Conversion Agency Agreement dated July 26, 1984 among the Company, Citicorp Bank (Switzerland), J. Henry Schroder Bank AG, Banque Scandinave en Suisse, Dai-Ichi Kangyo Bank (Schweiz) AG and Kredietbank (Suisse) SA (Incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 Number 2-92798)

10(ll) - Letter Agreement dated August 9, 1984, between Franklin State Bank and the Company, amending Warrant No. 2 (Incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-3 Number 2-92798)

10(mm) - Letter Agreement dated August 9, 1984 between First Empire State Corporation and the Company, amending Warrant No. 3 (Incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 Number 2-92798)

10(nn) - Warrant No. 2-1 dated as of January 11, 1984 ("Warrant No. 2-1") executed by the Company to Manfred F. Dyck. (Incorporated by reference to Exhibit 4(q) to the Registration Statement on Form S-3 Number 2-92798)

10(oo) - Letter Agreement dated August 9, 1984, between Manfred F. Dyck to the Company amending Warrant No. 2-1. (Incorporated by reference to Exhibit 4(h) to the Registration Statement on Form S-3 Number 2-92798)

10(pp) - Warrant No. 5 dated August 6, 1984 executed by the Company to Franklin State Bank. (Incorporated by reference to Exhibit 4(i) to the Registration Statement on Form S-3 Number 2-92798)

10(qq) - Warrant No. 6 dated August 6, 1984 executed by the Company to First Empire State Corporation (Incorporated by reference to Exhibit 4(j) to the Registration Statement on Form S-3 Number 2-92798)

10(rr) - Loan and Security Agreement between United Jersey Bank and the Company, including exhibits thereto, and Revolving Note executed by the Company pursuant to the terms thereof, all dated January 10,1985. (Incorporated by reference to Exhibit 10(rr) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1984)

10(ss) - Documents evidencing the payment of debt to Franklin State Bank and return of all outstanding promissory notes and cancellation of mortgages. (Incorporated by reference to Exhibit 10(ss) to the Annual Report on Form 10K for the fiscal year ended December 31,
            1984)

10(tt) - Plant Purchase Agreement dated November 14, 1985 by and between Biosearch Medical Products Inc. and Cheeseborough-Ponds Inc. (Incorporated by reference to Exhibit 2(a) to Current Report on Form 8-K dated November 14, 1985)

10(uu) - Amendment to Loan and Security Agreement by and between United Jersey Bank and Biosearch Medical Products Inc. and revised Promissory Note, all dated November 25, 1985.

10(ww) - Extension to Lease by and between Pouch Laboratories Inc. and Pembroke Agricultural Corporation dated June 24, 1985.

10(xx) - Commitment Letter dated July 1, 1986 from United Jersey Bank describing amended facility.

10(yy) - Employment Agreement dated December 29, 1980 between the Company and Ronald G. Callanan.

10(zz) -    Biosearch Medical Products, Inc. Profit Sharing Retirement Plan

10(aaa)- Lease agreement by and between Biosearch Medical Products, Inc. and Morton Street Realty Company, dated January 1, 1986.

10(bbb)- Amendment to Loan and Security Agreement by and between United Jersey Bank and Biosearch Medical Products, Inc. and revised Promissory Note, all dated November 7, 1986.

10(ccc)- A long-term agreement by and between Biosearch Medical Products, Inc. and Mead Johnson Nutritional Group of Bristol-Myers for the exclusive marketing rights to private label Entri-Pak products and other marketing rights to Biosearch Enteral feeding pumps and pump sets.

10(ddd)- Amendment Number 1 to agreement by and between Biosearch Medical Products, Inc. and Mead Johnson Nutritional Group of Bristol-Myers for cost reduction project for development of the capability to manufacture Entri-Pak packaging.

10(eee)- Amendment number 2 to agreement by and between Biosearch Medical Products, Inc. and Mead Johnson Nutritional Group of Bristol-Myers for settlement of shortfall of first twelve months purchase requirements of Entri-Pak.

10(fff)- Amendment of lease agreement dated January 8, 1986 by and between Biosearch Medical Products, Inc. and Morton Street Realty Company.

10(ggg)- Term Note dated April 28, 1989 between Biosearch Medical Products, Inc. and the First Jersey National Bank.

The following exhibits are incorporated by the respective reference symbol to the Annual Report on Form 10-K for the fiscal year ended December 31, 1988:

10(hhh)- Pembroke Agricultural Corporation and Pouch Laboratories, Inc. Second rider to lease dated June 1, 1988.

10(iii)- Extension and Amendment to a lease agreement between Morton Street Realty Company and Biosearch Medical Products, Inc. dated January 1, 1989.

10(jjj)- Subordinated promissory note and warrant purchase agreement by and between Biosearch Medical Products, Inc. and The Redemptionist Order of New York due February 1, 1990.

10(kkk)-    Dieter Heinemann non-negotiable note - extension due February 27,
            1990.

10(lll)- Subordinated promissory note and warrant purchase agreement by and between Biosearch Medical Products, Inc. and Donald R. Gordon due February 1, 1991.

10(mmm)- Subordinated promissory note and warrant purchase agreement by and between Biosearch Medical Products, Inc. and National Aviation and Technology Corporation due February 1, 1991.

10(nnn)- Subordinated promissory note and warrant purchase agreement by and between Biosearch Medical Products, Inc. and Phyllis A. McVeigh due February 1, 1991.

10(ooo)- Subordinated promissory note and warrant purchase agreement by and between Biosearch Medical Products, Inc. and Ronald J. Clayton due February 1, 1991.

10(ppp)- Subordinated promissory note and warrant purchase agreement by and between Biosearch Medical Products, Inc. and Louis P. Pellegrino due February 1, 1991.

10(qqq)- Travenol Laboratories vendor-produced finished goods purchase agreement enteral feeding tubes purchase.

10(rrr)- Consulting and Finders agreement by and between Baladi and Company and Biosearch Medical Products, Inc.

10(sss)- Term note of Biosearch Medical Products, Inc. payable to the order of the First Jersey National Bank $1,000,000 - 90 days. Modification of note consent of Borrower and Guarantor. Reaffirmation of the obligations of Biosearch Medical Products, Inc. Reaffirmation of the guaranty of Biosearch Pouch Laboratories, Inc. Extension from 90 days to one year.

The following exhibits are incorporated by the respective reference symbol to the Annual Report on Form 10-K for the fiscal year ended December 31, 1989:

10(ttt)- 9% Subordinated Promissory Notes due February 1, 1991 agreement by Biosearch and Ben A. Posdal, National Aviation and Technology, T'Ang Management, Herbert W. Marache, Ronald Clayton and Richard K. Greene.

10(uuu)- Revolving Credit Agreement dated August 15, 1990 between Biosearch and Fidelcor Business Credit Corporation.

10(vvv)- 10% Subordinated Convertible Notes due August 2, 1992, aggregate $3,080,000 by Biosearch and Kiener & Co., Attel et Cie, Algemene Bank Nederland, Mirabaud et Cie and Thurgauer Kantonalbank.

10(www)- Agreement known as the "Hang and Spike Products Purchase Agreement" between Biosearch and Clintec Nutrition Company dated December 1, 1989.

10(xxx)- Agreement of Sale between Biosearch Pouch Laboratories, Inc., and SPD Enterprises, Inc., dated December 15, 1989 cancellation of lease agreement and acquire assets.

10(yyy)- Warehouse lease agreement dated March 15, 1990 between Biosearch and MSA Associates.

The following exhibits are incorporated by the respective reference symbol to the Annual Report on Form 10-K for the fiscal year ended December 31, 1990:

10(zzz)- Clintec "Hang & Spike Products Purchase Agreement" amendment dated September 14, 1990.

10(aaaa)-   Agreement between Biosearch Medical Products, Inc. and Hydromer,
            Inc. dated January 11, 1991 obtaining a license from Hydromer - use and sell coatings on Biosearch Products.

10(bbbb)-   March 7, 1990 conversion of aggregate $2,080,000 10% U.S.
            Denominated Convertible Subordinated Notes, originally due August 2,
            1992, into aggregate 1,040,000 shares of Common Stock and $1,040,000 of 10% U.S. Denominated Non-Convertible Subordinated Notes due April
            1, 1992, between Biosearch and 1) Algemene Bank Nederland, 2) Attel et Cie, 3) Kiener & Co., 4) Miraband & Cie.

10(cccc)-   Agreement between NatWest Bank, N.J. and Biosearch Med. Prod. dated
            February 20, 1991.

The following exhibits are incorporated by the respective reference symbol to the Annual Report on Form 10-K for the fiscal year ended December 31, 1991:

10(dddd)-   License agreement amendment between Biosearch Medical Products, Inc.
            and Hydromer, Inc. Dated December 12, 1991.

10(eeee)-   Independent Manufactures Representative standard agreement example between Biosearch Medical Products, Inc. and various manufacturer representative organizations.

10(ffff)-   Sale of assets between Biosearch Medical Products, Inc. and Clintec
            Nutrition Company. Dated June 17, 1991.

10(gggg)-   Royalty agreement example between Biosearch Medical Products, Inc.
            and various physicians for product development.

10(hhhh)-   September 5, 1991 conversion of $890,000 of 10% U.S. Denominated
            Non-Convertible Subordinated Notes due April 1, 1992, into aggregate
            754,239 shares of Common Stock between Biosearch and 1) Mirabaud &
            Cie, 2) Attel et Cie, 3) Algemene Bank Nederlands. (Incorporated by reference on exhibit 10(hhhh) to the Annual Report on Form 10K for the fiscal year ended December 31, 1992).

10(iiii)-   February 11, 1992 conversion of $620,000 10% U.S. Denominated
            Convertible Subordinated Notes, originally due August 2, 1992, and
            $150,000 of 10% U.S. Denominated NonConvertible Subordinated Notes due April 1, 1992, into aggregate 1,243,848 shares of Common Stock between Biosearch and 1) Kiener & Cie, 2) Royal Trust Bank - London.

10(jjjj)-   Pump manufacturing agreement between Biosearch Medical Products,
            Inc. and N. V. Verenigde Bedrijven Nutricia.

10(kkkk)-   Warehouse lease amendment dated May 8, 1992 between Biosearch and
            MSA Associates.

The following exhibits are incorporated by the respective reference symbol to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992:

10(llll)-   Ross Laboratories, paid-up royalty for a non-exclusive licence to the Company's patented Flow-ThroughTM stylet.

10(mmmm)-   Retirement of $300,000 U.S. Denominated 10% Subordinated Convertible
            Notes, due August 2, 1992, into $300,000 10% U.S. Denominated
            Non-Convertible Subordinated Notes, due August 2, 1994,

10(nnnn)-   Product line purchasing agreement between Biosearch Medical
            Products, Inc. and N. V. Verenigde Bedrijven Nutricia.

10(oooo)-   Extension of existing warehouse lease - dated March 8, 1993 between
            Biosearch and MSA Associates.

10(pppp) Promissory note between Medical Specialties Co., Inc. and Biosearch Medical Products, Inc.

The following exhibits are incorporated by the respective reference symbol to the Annual Report on Form 10-K SB for the fiscal year ended December 31, 1993:

10(qqqq) Product distribution and license agreements between Biosearch Medical Products, Inc. and N. V. Verenigde Bedrijven Nutricia, dated April 8, 1993.

10(rrrr) Product distribution and license agreements between Biosearch Medical Products, Inc. and C. R. Bard, dated January 1, 1994.

The following exhibits are incorporated by the respective reference symbol to the Annual Report on Form 10-K SB for the fiscal year ended December 31, 1994:

10(ssss) Asset Purchase Agreement Pee Wee Tube product line between Biosearch Medical Products, Inc. and C. R. Bard, dated April 4, 1994.

10(tttt) Asset Purchase Agreement including product supply patent license J-Tube Supply and Escrow Agreements between Biosearch Medical Products, Inc. and Sherwood Medical Products (subsidiary American Home Products), dated May 19, 1994.

22 -        Subsidiary of the Company