Form 10QSB
period 1997-03-31
BIOSEARCH MEDICAL PRODUCTS INC
filed 1997-05-15
CIK 350646

================================================================================

             FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                  FORM 10-Q SB

     [X]            QUARTERLY REPORT PER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED MARCH 31, 1997

                                    OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                          Commission File Number 0-9860



                        BIOSEARCH MEDICAL PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          NEW JERSEY                                    22-2090421
 -------------------------------                   ----------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification Number)



 35 INDUSTRIAL PARKWAY, SOMERVILLE, NEW JERSEY                 08876-1276
 ---------------------------------------------               --------------
    (Address of principal executive offices)                 (Zip Code + 4)


Registrant's telephone number, including area code:   (908) 722-5000


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

                       CLASS OUTSTANDING AT MARCH 31, 1997

                    Common Stock without par value 2,202,878

================================================================================

                        BIOSEARCH MEDICAL PRODUCTS, INC.


                              INDEX TO FORM 10-Q SB
                                 MARCH 31, 1996

                                                                       PAGE NO.
                                                                       --------
PART I - FINANCIAL INFORMATION

   Condensed Balance Sheet at March 31, 1997 (unaudited)
     and December 31, 1996. ...........................................    3-4


   Condensed Statements of Operations (unaudited)
     for the three month periods ended
     March 31, 1997 and March 31, 1996. ...............................      5


   Condensed Statements of Cash Flows (unaudited)
     for the three month periods ended
     March 31, 1997 and March 31, 1996. ...............................      6


   Notes to (unaudited) Condensed
     Financial Statements. ............................................    7-8


   Management's Discussion and Analysis of the Financial
     Condition and the Results of Operations. .........................   9-10

PART II - OTHER INFORMATION

   Signatures. ........................................................     11

                                     PART I

                          ITEM I - FINANCIAL STATEMENTS

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                    MARCH 31,       DECEMBER 31,
                                                       1997           1996(1)
                                                    ---------       -----------
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ....................   $   46,486        $  321,376
  Trade receivables ............................       98,776           182,247
  Inventories (note 2) .........................      497,902           513,551
  Other assets .................................       35,698            30,665
                                                   ----------        ----------
    TOTAL CURRENT ASSETS .......................      678,862         1,047,839
PROPERTY, PLANT AND EQUIPMENT, (NET) ...........    1,442,796         1,451,805
OTHER ASSETS ...................................       10,726            13,580
                                                   ----------        ----------
    TOTAL ASSETS ...............................   $2,132,385        $2,513,224
                                                   ==========        ==========

--------

(1) - Derived from audited financial statements.


                      See accompanying notes to unaudited
                        condensed financial statements.

                                     PART I

                          ITEM I - FINANCIAL STATEMENTS

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                    MARCH 31,       DECEMBER 31,
                                                      1997            1996(1)
                                                    ---------       -----------
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents ....................   $   46,486        $  321,376
  Trade receivables ............................       98,776           182,247
  Inventories (note 2) .........................      497,902           513,551
  Other assets .................................       35,698            30,665
                                                   ----------        ----------
    TOTAL CURRENT ASSETS .......................      678,862         1,047,839
PROPERTY, PLANT AND EQUIPMENT, (NET) ...........    1,442,796         1,451,805
OTHER ASSETS ...................................       10,726            13,580
                                                   ----------        ----------
    TOTAL ASSETS ...............................   $2,132,385        $2,513,224
                                                   ==========        ==========

--------

(1) - Derived from audited financial statements.


                      See accompanying notes to unaudited
                        condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS
                                   (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                     MARCH 31      DECEMBER 31
                                                      1997           1996(1)
                                                    ---------      -----------
                                                   (Unaudited)
CURRENT LIABILITIES:
  Current maturities of L/T debt ..............    $    36,788     $    36,788
  Customer deposit ............................          --               --
  Accounts payable ............................        156,503         185,653
  Accrued liabilities .........................         42,778         131,693
                                                   -----------     -----------
    TOTAL CURRENT LIABILITIES .................        236,069         354,134
LONG-TERM DEBT (NOTE 3) .......................        654,253         662,734
                                                   -----------     -----------
    TOTAL LIABILITIES .........................    $   890,322     $ 1,016,868
                                                   ===========     ===========

SHAREHOLDERS' EQUITY:
  Common Stock, no par value; 5,000,000
    shares authorized; issued 2,202,878
    at March 31, 1997, and
    at December 31, 1996. .....................    $11,129,954     $11,129,954

  Accumulated deficit .........................     (9,856,652)     (9,602,359)

  Treasury stock, at cost;
    7,940 at March 31, 1997 and
    at December 31, 1996. .....................        (31,239)        (31,239)
                                                   -----------     -----------
    TOTAL SHAREHOLDERS' EQUITY ................      1,242,063       1,496,356
                                                   -----------     -----------
                                                   $ 2,132,385     $ 2,513,224
                                                   ===========     ===========

--------

(1) - Derived from audited financial statements.


                      See accompanying notes to unaudited
                        condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                          -----------------------------
                                              1997               1996
                                          ----------         ----------
Revenues, net ....................        $  274,962         $  592,686
Cost of goods sold ...............           267,730            556,687
                                          ----------         ----------
Gross profit .....................             7,232             35,999
Selling, general and
  administrative costs ...........           242,661            297,617
                                          ----------         ----------
Operating loss ...................          (235,429)          (261,618)
Other income/(expense):
  Interest expense ...............           (19,067)           (16,958)
  Other, net .....................               202                (93)
                                             (18,865)           (17,051)
                                          ----------         ----------
NET INCOME/(LOSS) ................        $ (254,294)        $ (287,669)
                                          ==========         ==========
INCOME/(LOSS) PER COMMON SHARE:

Net income/(loss) per common share        $     (.12)        $     (.13)
                                          ==========         ==========
Weighted average number
  of common shares ...............         2,202,878          2,202,808
                                          ==========         ==========

                       See accompanying notes to unaudited
                         condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               --------------------------
                                                                  1997            1996
                                                               ---------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) .......................................      $(254,294)      $(278,669)
Adjustments to reconcile net income/(loss)
  to net cash provided by/(used in) operating activities:
    Depreciation and amortization .......................         23,380          20,550
        Sub total .......................................         22,380          20,550
                                                               ---------       ---------
Changes in assets and liabilities:
  Decrease/(increase) in accounts receivable ............         83,472        (240,688)
  Decrease/(increase) in inventory ......................         15,649          83,590
  Increase in other current assets ......................         (5,033)        (26,444)
  Decrease/(increase) in other assets ...................          2,854         155,675
  Increase in accounts payable ..........................        (29,150)         55,612
  Decrease in other liabilities
    and customer deposits ...............................        (88,915)       (107,913)
                                                               ---------       ---------
        Sub total .......................................        (21,123)        (80,168)
                                                               ---------       ---------
Total adjustments .......................................          1,257         (59,618)
                                                               ---------       ---------
Net cash provided by/(used in) operating activities .....       (253,037)       (338,287)
                                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..................................        (13,371)        (44,677)

Net cash used in investing activities ...................        (13,371)        (44,677)
                                                               ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term borrowing .............         (8,481)         (7,524)
                                                               ---------       ---------
Net cash used in financing activities ...................         (8,481)         (7,524)
                                                               ---------       ---------
Net (decrease)/increase in cash
  and cash equivalents ..................................       (274,889)       (390,488)

Cash & equivalents at beginning of period ...............        321,376         568,092
                                                               ---------       ---------
Cash & equivalents at end of period .....................      $  46,487       $ 177,604
                                                               =========       =========



                       See accompanying notes to unaudited
                         condensed financial statements

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The accounting policies followed by the Company are set forth in Note 1 of Notes to Financial Statements in the 1996 Annual Report on Form 10-K.

     In the opinion of the management of the Company, the accompanying condensed financial statements contain only normal and recurring adjustments necessary for the fair presentation of the Company's financial position as of March 31, 1997 and the results of operations for the three month periods ended March 31, 1997 and March 31, 1996 and the statement of cash flows for the three month periods ended March 31, 1997 and March 31, 1996.

     The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for a succeeding quarter or for the full year.

2. INVENTORIES

                                           MARCH 31, 1996      DECEMBER 31, 1996
                                           --------------      -----------------
                                            (Unaudited)

    Finished Goods .......................   $126,454               $130,432
    Work In Process ......................    162,776                167,897
    Raw Materials ........................    208,672                215,222
                                             --------               --------
                                             $497,902               $513,551
                                             ========               ========

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. LONG-TERM DEBT

                                           MARCH 31, 1997     DECEMBER 31, 1996
                                           --------------     -----------------
                                            (Unaudited)

   Note payable - bank (a) ..............    $691,041            $699,522
   Less current maturities ..............      36,788              36,788
                                             --------            --------
   Long-term debt .......................    $654,253            $662,734
                                             ========            ========


---------

     (A) This note is secured by a first mortgage on the Company's Somerville, New Jersey facility and miscellaneous equipment, and represents Economic Development Authority ("EDA") funds. The note bears an interest rate of 75% of prime with a minimum interest rate of 11.25% and a maximum interest rate of 22.5%. The principal is payable in varying monthly installments of principal and interest, with the final payment April 1, 2007. The Company has not made any payments since 2/26/97. The Summit Bank, by letter dated 4/18/97, notified the Company it is in default, but has reserved any remedies at this time, however, may not continue to do so.

4. COMMITMENTS AND CONTINGENCIES

     There are no claims or actions against the Company which will materially effect its financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenues were $274,962 for the three months ended March 31, 1997, down $317,724, or 54% compared to revenues of $592,686 for the prior year three month period. OEM products sales were approximately 67% of revenues in the first quarter 1997 compared to 83% for the same period in 1996. The decline in revenues is due primarily termination of the Sherwood contract in early 1996, which resulted in a sales decline of approximately $300,000 versus last year. Total orders pending shipment at March 31, 1997 is $395,000, primarily OEM orders, compared to $1,348,000 at December 31, 1996. This difference is also due to the Sherwood contract as explained above.

     Gross profit of $7,232, or 3% was down $28,767, or 80% from the first quarter 1996 comparable gross profit of $35,999, or 6%. The change in gross profit is directly due to the low revenues as discussed above.

     Operating loss of $235,429 was $26,189, or 10% less than the operating loss of $261,618 generated during the first quarter of 1996. These results were mostly attributed to the cost containment procedures implemented and continued in 1996 and further personnel layoffs in early 1997 offset by the significant decline in sales.

     Net loss of $254,294 is $33,375 less than the loss of $287,669 from continuing operations generated during the first quarter of 1996. The loss on approximately $300,000 less in revenues, shows cost containment procedures are working, however incresed sales volumes are needed to show a profit.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used $253,037 of cash during the first quarter 1997 as compared to using $338,287 in 1996. Financing activities used $8,481 for the three month period ended March 31, 1997 primarily due to principal payments on debt. Investing activities used $13,371 for capital expenditures. The net result of first quarter 1997 cash flow was a decrease of $274,890 in cash and cash equivalents.

     For the three month period ended March 31, 1997 all assets and liabilities used approximately $21,000 in cash.

     Management believes that the Company's financial condition at March 31, 1997 represents an uncertain base to conduct current operations. There is no assurance that the Company's operations will generate sufficient cash flow to meet its current obligations. The Company is in the process at this time of looking into obtaining additional financing. To date, the Company has no available line of credit.

     The Company received its ISO 9000 certification in late 1996 and its CE mark is pending until the results of an audit by BSI (The Company's notifying body) in September 1997 is finalized. The Company feels this certification will open the European market to its products and allow it to build additional relationships with other large medical products companies' who for whatever reason, have not received their certification and wish to sell their products in Europe. The Company is focusing all its efforts on its OEM business and its intermittent urinary catheter product line.

     There is no assurance that the Company's revenue from its 1997 strategy will attain the volumes needed to maintain long-term operations.

                                     PART II

                                   SIGNATURES

     Pursuantto the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BIOSEARCH MEDICAL PRODUCTS, INC.


Dated: May 13, 1997                   /s/ MANFRED F. DYCK
                                      ----------------------------------
                                          Manfred F. Dyck
                                          President and Principal
                                          Executive Officer and Director



Dated: May 13, 1997                   /s/ ROBERT C. KELLER
                                      ----------------------------------
                                          Robert C. Keller
                                          Chief Financial Officer