Form 10QSB
period 1997-06-30
BIOSEARCH MEDICAL PRODUCTS INC
filed 1997-08-15
CIK 350646

================================================================================

             FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-Q SB


     [X]            QUARTERLY REPORT PER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       for the period ended JUNE 30, 1997.

                                       OR

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the transition period from
                     __________________to_________________.


                          Commission File Number 0-9860
                                                 ------


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


Registrant's telephone number, including area code: (908) 722-5000
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       [X] YES            [ ] No

Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the close of the period covered by this report.

                                                OUTSTANDING AT
                   CLASS                        JUNE 30, 1997
                  ------                        --------------
               Common Stock,
               without par value                  2,202,878

================================================================================

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                              INDEX TO FORM 10-Q SB
                                  JUNE 30, 1997

                                                                       PAGE NO.
                                                                       --------
PART I - FINANCIAL INFORMATION

     Condensed Balance Sheet at June 30, 1997 (unaudited)
     and December 31, 1996.                                              3 - 4


     Condensed Statements of Operations (unaudited)
     for the three month periods and six month periods ended
     June 30, 1997 and June 30, 1996.                                      5


     Condensed Statements of Cash Flows (unaudited)
     for the three month periods and six month periods ended
     June 30, 1997 and June 30, 1996.                                      6


     Notes to (unaudited) Condensed
     Financial Statements.                                               7 - 8


     Management's Discussion and Analysis of the Financial
     Condition and the Results of Operations.                            9 - 10



PART II - OTHER INFORMATION

     Signatures.                                                          11






                                          PART I

                               ITEM I - FINANCIAL STATEMENTS

                             BIOSEARCH MEDICAL PRODUCTS, INC.

                                 CONDENSED BALANCE SHEETS


                                          ASSETS

                                                            JUNE 30         DECEMBER 31
                                                             1997             1996(1)
                                                          ----------        ----------
                                                          UNAUDITED
CURRENT ASSETS:

         Cash and cash equivalents                        $   52,692        $  321,376
         Trade receivables                                   195,946           182,247
         Inventories (note 2)                                424,377           513,551
         Other assets                                         31,810            30,665
                                                          ----------        ----------

         TOTAL CURRENT ASSETS                                704,825         1,047,839

PROPERTY, PLANT AND EQUIPMENT, (NET)                       1,378,487         1,451,805

OTHER ASSETS                                                   9,861            13,580
                                                          ----------        ----------

         TOTAL ASSETS                                     $2,093,173        $2,513,224
                                                          ==========        ==========
---------------

(1) - Derived from audited financial statements.


                                   (continued)




                                  BIOSEARCH MEDICAL PRODUCTS, INC.

                                      CONDENSED BALANCE SHEETS
                                             (CONTINUED)

                                LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                      JUNE 30                DECEMBER 31
                                                                       1997                    1996(1)
                                                                   -------------            ------------
                                                                     UNAUDITED
CURRENT LIABILITIES:

         Current maturities of L/T debt (note 3)                   $     36,788             $     36,788
         Customer deposit                                                 2,098                       --
         Accounts payable                                               289,135                  185,653
         Accrued liabilities                                             85,571                  131,693
                                                                    ------------            ------------
         TOTAL CURRENT LIABILITIES                                      413,592                  354,134

LONG-TERM DEBT (NOTE 3)                                                 647,883                  662,734
                                                                   -------------            ------------
         TOTAL LIABILITIES                                            1,061,475                1,016,868
                                                                   -------------            ------------

SHAREHOLDERS' EQUITY:

         Common stock, no par value;  5,000,000
           shares authorized; issued  2,202,878
           at June 30, 1997, and at December 31, 1996.               11,129,954               11,129,954

         Accumulated deficit                                        (10,067,017)              (9,602,359)

         Treasury stock, at cost;  7,920 shares
           at June 30, 1997 and at December 31, 1996.                   (31,239)                 (31,239)
                                                                   ------------             ------------

         TOTAL SHAREHOLDERS' EQUITY                                   1,031,698                1,496,356
                                                                   -------------            ------------

                                                                   $  2,093,173             $  2,513,224
                                                                   =============            ============

--------------

(1) - Derived from audited financial statements.


                       See accompanying notes to unaudited
                         condensed financial statements.



                                       BIOSEARCH MEDICAL PRODUCTS, INC.

                                      CONDENSED STATEMENTS OF OPERATIONS

                                                   UNAUDITED


                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          JUNE 30                         JUNE 30
                                               ---------------------------       ---------------------------
                                                  1997              1996            1997              1996
                                               ---------         ---------       ----------        ---------
Revenues, net                                  $ 402,186         $ 775,254       $  677,148        $1,367,940

Cost of goods sold                               409,109           729,542          676,839         1,286,229
                                               ---------         ---------         --------        ----------

Gross profit                                      (6,923)           45,712              309            81,711

Selling, general and
  administrative costs                           197,749           321,631          440,410           619,249
                                               ---------         ---------       ----------        ----------
Operating loss                                  (204,672)         (275,919)        (440,101)         (537,538)

Other income/(expense):
  Interest expense                               (14,955)          (17,996)         (34,022)          (34,954)
  Other, net                                       9,263               830            9,465               738

                                                  (5,692)          (17,166)         (24,557)          (34,216)
                                               ---------         ---------       ----------        ----------

Pre-tax net income/(loss)                       (210,364)         (293,085)        (464,658)         (571,754)

Federal income taxes

NET INCOME                                     $(210,364)        $(293,085)      $ (464,658)       $ (571,754)
                                               =========         =========       ==========        ==========

NET INCOME PER COMMON SHARE                    $    (.09)        $    (.13)      $     (.21)       $     (.26)
                                               =========         =========       ==========        ==========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES                             2,202,878         2,202,858        2,202,878         2,202,858
                                               =========         =========       ==========        ==========



                                                See accompanying notes to
                                        unaudited condensed financial statements




                                            BIOSEARCH MEDICAL PRODUCTS, INC.
                                           CONDENSED STATEMENTS OF CASH FLOWS

                                                        UNAUDITED

                                    INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS


                                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                  JUNE 30                            JUNE 30
                                                       ----------------------------        ---------------------------
                                                          1997               1996             1997              1996
                                                       ---------          ---------        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                             $(210,364)         $(293,085)       $(464,658)        $(571,754)

Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation and amortization                        19,616             20,550           41,996            41,100
                                                       ---------          ---------        ---------         ---------
                  Sub total                               19,616             20,550           41,996            41,100
                                                       ---------          ---------        ---------         ---------
CHANGES IN ASSETS AND LIABILITIES:

     (Increase)/decrease in accts receivable             (97,170)           182,480          (13,698)          (58,208)
     Decrease/(increase) in inventory                     73,525             88,422           89,174           172,012
     Decrease/(increase) in other current assets           3,888            (10,734)          (1,145)          (37,178)
     Increase in other assets                                865            110,322            3,719           265,997
     (Decrease)/increase in accounts payable             132,632              1,046          103,482            56,658
     Decrease in other liabilities
       and customer deposits                              44,891            (17,781)         (44,024)         (125,694)
                                                       ---------          ---------        ---------         ---------
                  Sub total                              158,631            353,755          137,508           273,587
                                                       ---------          ---------        ---------         ---------
Total adjustments                                        178,247            374,305          179,504           314,687
                                                       ---------          ---------        ---------         ---------
Net cash used in operating activities                    (32,117)            81,220         (285,154)         (257,057)
                                                       ---------          ---------        ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                 44,692            (59,124)          31,321          (103,801)

Net cash provided by investing activities                 44,692            (59,124)          31,321          (103,801)
                                                       ---------          ---------        ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on long-term borrowings           (6,370)            (8,481)         (14,851)          (16,005)
                                                       ---------          ---------        ---------         ---------
Net cash used in financing activities                     (6,370)            (8,481)         (14,851)          (16,005)
                                                       ---------          ---------        ---------         ---------
Net increase/(decrease) in cash & cash equivalents         6,205             13,615         (268,684)         (376,873)

Cash & cash equivalents at beginning of period            46,487            177,604          321,376           568,092
                                                       ---------          ---------        ---------         ---------
Cash & cash equivalents at end of period               $  52,692          $ 191,219        $  52,692         $ 191,219
                                                       =========          =========        =========         =========


                                                See accompanying notes to
                                        unaudited condensed financial statements

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED

1. BASIS OF PRESENTATION

     The accounting policies followed by the Company are set forth in Note 1 of Notes to Condensed Financial Statements in the 1996 Annual Report on Form 10-KSB.

     In the opinion of the management of the Company, the accompanying condensed financial statements contain only normal and recurring adjustments necessary for the fair presentation of the Company's financial position as of June 30, 1997 and the results of operations for the three month periods and six month periods ended June 30, 1997 and June 30, 1996 and the statement of cash flows for the three month periods and six month periods ended June 30, 1997 and June 30, 1996.

     The results of operations for the three month periods and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for a succeeding quarter or for the full year.


2.   INVENTORIES

                               JUNE 30, 1997             DECEMBER 31, 1996
                               -------------             -----------------
                                 UNAUDITED

     Finished Goods              $ 47,819                    $130,432
     Work In Process              131,876                     167,897
     Raw Materials                244,682                     215,222
                                 --------                    --------
                                 $424,377                    $513,551
                                 ========                    ========

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED


3. LONG-TERM DEBT

                                         JUNE 30, 1997       DECEMBER 31, 1996
                                         -------------       -----------------
                                           UNAUDITED

   Note payable - bank (A)                   684,671              699,522

   Less current maturities                    36,788               36,788
                                           ----------           ----------
   Long-term debt                           $647,883             $662,734
                                          ==========           ==========

        (a) This note is secured by a first mortgage on the Company's Somerville, New Jersey facility and miscellaneous equipment, and represents Economic Development Authority ("EDA") funds. The note bears an interest rate of 75% of prime with a minimum interest rate of 11.25% and a maximum interest rate of 22.5%. The principal is payable in varying monthly installments of principal and interest, with the final payment April 1, 2007. The Company has not made a payment since 5/28/97. The Summit Bank, by letter dated 4/18/97, notified the Company it is in default, but has reserved any remedies at this time, however, may not continue to do so.

4. COMMITMENTS AND CONTINGENCIES

        There are no claims or actions against the Company which will materially effect its financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        Revenues were $402,186 for the three months ended June 30, 1997, down $373,068 or 48.1% compared to revenues of $775,254 for the prior year three month period. The revenues for the six months ended June 30, 1997 were also down $690,792 or 50.5% compared to last year's $1,367,940.

        Gross profit for the second quarter 1997 was down $52,635 or 115.1% from $45,712 or 5.9% of sales, for the same period in 1996. Six month figures reflect the same trend, gross profit being down $81,402 or 99.6% from $81,711 or 6.0% of sales to $309 or 0.0% of sales. The reduction in gross profit is due primarily to the lower overall sales attained in 1976 versus the total sales volume for 1996 which was insufficient to cover the fixed overhead for the six month period.

        The operating loss for the second quarter 1997 was $210,364 or 52.3% of sales. This represents a reduction in the loss of $82,721 or 28.2% compared to the 1996 loss of $293,085 or 37.8% of sales. Year to date 1997, the operating loss is $464,658 or 68.6% of sales against a loss of $571,754 or 41.8% of sales for 1996. These losses are largely due to the decrease in sales volumes in 1997 versus 1996 and the insufficient revenues needed to cover the fixed overhead which caused a loss in gross profit and an increase in operating loss as a percent of revenues.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operating activities used $32,117 in cash for the second quarter 1997 and year to date 1997, it used $285,154. Investing activities generated $44,692 and $31,321, while financing activities used $6,370 and $14,851 for the same periods. The overall cash flow decreased by $268,684 for the six months ended June 30, 1997

        For the three month period ended June 30, 1997 the Company used $32,117 from operating activities. This is due primarily to an increase in accounts payable of $132,632 and a decrease in inventory of $73,525 offset by a decrease in accounts receivable of $97,170 and an operating loss of $210,364 during the second quarter . All other assets and liabilities generated $69,260 in cash.

        Management believes that the Company's financial condition at June 30, 1997 represents an uncertain base to conduct current operations. There is no assurance that the Company's operations will generate sufficient cash flow to meet its obligations. The Company is currently in negotiation to obtain additional financing. To date, the Company has no available line of credit.

        The Company continues to focus all its efforts on its OEM business and its intermittent urinary catheter product line. The Company received its ISO 9000 certification and is awaiting CE mark certification. The Company feels this will open the European market to its products and allow additional relationships with other large medical companies' who have not received their certification and wish to sell their products in Europe.

        There is no assurance that the Company's revenue from its 1997 strategy will attain the volumes needed to maintain operations.

                           PART II - OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BIOSEARCH MEDICAL PRODUCTS, INC.


Dated:  August 12, 1997               /s/ MANFRED F. DYCK
                                          -------------------------
                                          Manfred F. Dyck
                                          President and Principal
                                          Executive Officer and Director


Dated:  August 12, 1997               /s/ ROBERT C. KELLER
                                          --------------------------
                                          Robert C. Keller
                                          Treasurer
                                          Chief Financial and Accounting Officer