Form 10QSB
period 1997-09-30
BIOSEARCH MEDICAL PRODUCTS INC
filed 1997-11-14
CIK 350646

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

                                   FORM 10-QSB


     [X]            QUARTERLY REPORT PER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1997.

                                       OR

     [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          for the transition period from ______________to_____________.


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

                             [X] Yes      [ ] No


Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the close of the period covered by this report.

                                                       Outstanding at
                      Class                          September 30, 1997
                      -----                          ------------------

        Common Stock, without par value                  2,202,878

================================================================================

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                              INDEX TO FORM 10-QSB

                               SEPTEMBER 30, 1997

                                                                        Page No.
                                                                        --------
PART I -- FINANCIAL INFORMATION

  Condensed Balance Sheet at September 30, 1997 (unaudited)
    and December 31, 1996  ...........................................   3 - 4

  Condensed Statements of Operations (unaudited)
    for the three month periods and nine month periods ended
    September 30, 1997 and September 30, 1996 ........................     5

  Condensed Statements of Cash Flows (unaudited) for the
    three month periods and nine month periods ended
    September 30, 1997 and September 30, 1996  .......................     6

  Notes to (unaudited) Condensed Financial Statements ................   7 - 8

  Management's Discussion and Analysis of the Financial
    Condition and the Results of Operations ..........................   9 - 10


PART II -- OTHER INFORMATION

  Signatures .........................................................    11

                                     PART I


ITEM I -- FINANCIAL STATEMENTS

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                    September 30     December 31
                                                        1997           1996(1)
                                                    ------------     -----------
                                                     Unaudited

CURRENT ASSETS:
  Cash and cash equivalents ..................       $   22,816       $  321,376
  Trade receivables ..........................          266,123          182,247
  Inventories (note 2) .......................          391,363          513,551
  Other assets ...............................           17,610           30,665
                                                     ----------       ----------
      TOTAL CURRENT ASSETS ...................          697,912        1,047,839
Property, plant and equipment, (net) .........        1,364,225        1,451,805
Other assets .................................            8,996           13,580
                                                     ----------       ----------
      TOTAL ASSETS ...........................       $2,071,133       $2,513,224
                                                     ==========       ==========
----------

(1) Derived from audited financial statements.

                                                                (continued)

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                   September 30     December 31
                                                       1997           1996(1)
                                                   ------------     -----------
                                                     Unaudited
CURRENT LIABILITIES:
  Current maturities of L/T debt (note 3) ......   $    693,868     $    36,788
  Customer deposit .............................           --              --
  Accounts payable .............................        312,761         185,653
  Accrued liabilities ..........................        104,239         131,693
                                                   ------------     -----------
      TOTAL CURRENT LIABILITIES ................      1,110,868         354,134
LONG-TERM DEBT (NOTE 3) ........................           --           662,734
                                                   ------------     -----------
      TOTAL LIABILITIES ........................      1,110,868       1,016,868
                                                   ------------     -----------
SHAREHOLDERS' EQUITY:
   Common stock, no par value; 5,000,000
     shares authorized; issued 2,202,878
     at Sept 30, 1997, and at Dec 31, 1996  ....     11,129,954      11,129,954
   Accumulated deficit .........................    (10,138,450)     (9,602,359)
   Treasury stock, at cost;  7,920 shares
     at Sept 30, 1997 and at Dec 31, 1996  .....        (31,239)        (31,239)
                                                   ------------     -----------
       TOTAL SHAREHOLDERS' EQUITY ..............        960,265       1,496,356
                                                   ------------     -----------
                                                   $  2,071,133     $ 2,513,224
                                                   ============     ===========

----------

(1) Derived from audited financial statements.


                            See accompanying notes to
                    unaudited condensed financial statements.

                                BIOSEARCH MEDICAL PRODUCTS, INC.

                               CONDENSED STATEMENTS OF OPERATIONS
                                           Unaudited

                                            Three Months Ended            Nine Months Ended
                                               September 30                  September 30
                                        -------------------------     -------------------------
                                           1997           1996           1997           1996
                                        ----------     ----------     ----------     ----------
Revenues, net ......................    $  550,508     $  642,721     $1,227,657     $2,010,661
Cost of goods sold .................       398,650        600,980      1,075,490      1,887,209
                                        ----------     ----------     ----------     ----------
Gross profit .......................       151,858         41,741        152,167        123,452
Selling, general and
  administrative costs .............       209,953        296,851        650,363        915,975
                                        ----------     ----------     ----------     ----------
Operating loss .....................       (58,095)      (255,110)      (498,196)      (792,523)
Other income/(expense):
  Interest expense .................       (21,339)       (20,589)       (55,360)       (62,933)
  Other, net .......................         8,000          3,482         17,465         11,610
                                        ----------     ----------     ----------     ----------
                                           (13,339)       (16,982)       (37,895)       (51,323)
                                        ----------     ----------     ----------     ----------

Pre-tax net income/(loss) ..........       (71,434)      (272,092)      (536,091)      (843,846)
Federal income taxes
NET INCOME .........................    $  (71,434)    $ (272,092)    $ (536,091)    $ (843,846)
                                        ==========     ==========     ==========     ==========
NET INCOME PER COMMON SHARE ........    $     (.03)    $     (.12)    $     (.24)    $     (.38)
                                        ==========     ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES .................     2,202,878      2,202,858      2,202,878      2,202,858
                                        ==========     ==========     ==========     ==========


                                   See accompanying notes to
                            unaudited condensed financial statements.

                                        BIOSEARCH MEDICAL PRODUCTS, INC.

                                       CONDENSED STATEMENTS OF CASH FLOWS
                                                    Unaudited

                                                              Increase/(Decrease) in Cash and Cash Equivalents
                                                             ---------------------------------------------------
                                                                Three Months Ended          Nine Months Ended
                                                                   September 30                September 30
                                                             -----------------------     -----------------------
                                                                1997          1996          1997          1996
                                                             ---------     ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..............................................    $ (71,434)    $(271,591)    $(536,092)    $(843,345)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH USED IN OPERATING ACTIVITIES:
     Depreciation and amortization ......................       22,380        20,550        64,376        61,650
                                                             ---------     ---------     ---------     ---------
         Sub total ......................................       22,380        20,550        64,376        61,650
                                                             ---------     ---------     ---------     ---------
CHANGES IN ASSETS AND LIABILITIES:
     (Increase)/decrease in accts receivable ............      (70,177)     (157,508)      (83,875)     (215,716)
     Decrease/(increase) in inventory ...................       33,013        56,366       122,187       228,378
     Decr/(incr) in other current assets ................       14,200         2,604        13,055       (34,574)
     Increase in other assets ...........................          865       413,266         4,584       679,283
     (Decrease)/increase in accounts payable ............       23,626        (5,849)      127,108        50,809
     Decrease in other liabilities
       and customer deposits ............................      673,651        44,242       629,827       (81,452)
                                                             ---------     ---------     ---------     ---------
                  Sub total .............................      675,178       353,141       812,686       626,728
                                                             ---------     ---------     ---------     ---------
Total adjustments .......................................      697,558       373,691       877,062       688,378
                                                             ---------     ---------     ---------     ---------
Net cash used in operating activities ...................      626,124       102,100       340,970      (154,967)
                                                             ---------     ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ...............................       (8,117)      (16,735)       23,204      (120,536)
Net cash provided by investing activities ...............       (8,117)      (16,735)       23,204      (120,536)
                                                             ---------     ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term borrowings .........     (647,883)       (8,481)     (662,734)      (24,486)
                                                             ---------     ---------     ---------     ---------
Net cash used in financing activities ...................     (647,883)       (8,481)     (662,734)      (24,486)
                                                             ---------     ---------     ---------     ---------
Net increase/(decrease) in cash & cash equivalents ......      (29,876)       76,884      (298,560)     (299,989)

Cash & cash equivalents at beginning of period ..........       52,692       191,219       321,376       568,092
                                                             ---------     ---------     ---------     ---------
Cash & cash equivalents at end of period ................    $  22,816     $ 268,103     $  22,816     $ 268,103
                                                             =========     =========     =========     =========


                                            See accompanying notes to
                                    unaudited condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited


1. BASIS OF PRESENTATION

     The accounting policies followed by the Company are set forth in Note 1 of Notes to Condensed Financial Statements in the 1996 Annual Report on Form 10-KSB.

     In the opinion of the management of the Company, the accompanying condensed financial statements contain only normal and recurring adjustments necessary for the fair presentation of the Company's financial position as of September 30, 1997 and the results of operations for the three month periods and nine month periods ended September 30, 1997 and September 30, 1996 and the statement of cash flows for the three month periods and nine month periods ended September 30, 1997 and September 30, 1996.

     The results of operations for the three month periods and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for a succeeding quarter or for the full year.


2. INVENTORIES

                                                    September 30,   December 31,
                                                         1997           1996
                                                    -------------   ------------
                                                      Unaudited

Finished Goods ...............................         $ 23,482       $130,432
Work In Process ..............................          140,891        167,897
Raw Materials ................................          226,991        215,222
                                                       --------       --------
                                                       $391,364       $513,551
                                                       ========       ========

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited


3. LONG-TERM DEBT

                                                    September 30,   December 31,
                                                         1997           1996
                                                    -------------   ------------
                                                      Unaudited

Note payable -- bank (a) .....................         $693,868       $699,522
Less current maturities ......................          693,868         36,788
                                                       --------       --------
Long-term debt ...............................         $      0       $662,734
                                                       ========       ========
----------

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

     Since the Company has not made a payment since 5/28/97, Summit Bank has notified the Company, by letter dated 8/25/97, that the Company is in default. The bank has exercised its right under the loan documents to declare immediately due an payable the entire remaining outstanding balance as of 8/19/97. The total amount due at 11/1/97 including principal, accrued interest and late fees amounts to $756,326. The Company , as of November 5, 1997, has an agreement in principal to sell the building and use the proceeds to pay off the Summit Bank debt The sale includes a leaseback of 17,000 sq. ft. for a term of up to 36 months. The agreement for sale has a variety of contingencies, such as a $900,000 mortgage, environmental criteria and is subject to an inspection. There is no assurance that all these contingencies will be met.

4. COMMITMENTS AND CONTINGENCIES

     There are no claims or actions against the Company which will materially effect its financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Revenues were $550,508 for the three months ended September 30, 1997, down $92,213 or 14.3% compared to revenues of $642,721 for the prior year three month period. Revenues for the nine months ended September 30, 1997 were $1,227,657, down $783,005 or 38.9% compared to last year's $2,010,661.

     Gross profit for the third quarter 1997 was up $110,117 to $151,858 from $41,741 or 2.0% of sales, for the same period in 1996, showing a continuation of positive gross margins versus prior periods. Nine month figures reflect the same trend, gross profit increasing $28,715 or 23.3% from $123,452 or 6.1% of sales to $152,167 or 12.4% of sales. The increase in gross profit is due primarily to the cost reductions implimented in 1996 which reduced operating expenses to the level warranted by our sales volumes.

     The operating loss for the third quarter 1997 was $58,095 or 4.7% of sales. This represents a decrease in the loss of $197,015 or 77.2% compared to the 1996 loss of $255,110 or 39.7% of sales during the same period last year. Year to date 1997, the operating loss is $498,196 or 40.6% of sales against a loss of $792,523 or 39.4% of sales for 1996. These losses are largely due to the decrease in sales volumes in 1997 versus 1996 offset by significant cost reductions attained in the sales and general administration area during this period.

     The net loss for the third quarter 1997 was $71,434 or 13.0%, which was $200,658 or 73.7% less than 1996 third quarter net loss of $272,092 or 42.3% of sales. As of September 30, 1997 the year to date net loss is $536,091 or 43.7% of sales, which is less by $307,755 or 36.5% from last years loss of $843,846 or 43.0%. The net loss is significant in that it is based on less sales and shows significant cost reductions attained.

                        BIOSEARCH MEDICAL PRODUCTS, INC.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities generated $626,124 for the third quarter 1997, and year to date 1997 generated $340,970. Investing activities used $8,117 during the third quarter 1997 and generated $23,204 year to date, while financing activities used $647,883 and $662,734 for the same periods. The overall cash flow decreased by $298,560 for the nine months ended September 30, 1997.

     For the three month period ended September 30, 1997 the Company's cash usage was due primarily to the third quarter loss of $71,434, offset by a generation of cash amounting to $41,558 in all other assets and liabilities. During the third quarter, the Company had to reclassify its mortgage debt from long term to short term as explained in Item 3 under Notes To Condensed Financial Statements.

     Management believes that the ability of the Company to operate as a going concern is dependent on obtaining financing for working capital and paying off the Summit Bank debt. As of November 5, 1997 the Company has an agreement in principal to sell the building and use the proceeds to pay off Summit Bank. There is no assurance that the Companys' operations will generate sufficient cash flow to meet its obligations. The Company is continuing to negotiate additional financing. To date, however, the Company has no available line of credit. There is no assurance that the Company's revenues will attain the volumes needed to meet operations.

     The Company continues to focus all its efforts on its urology business, including its intermittent urinary catheter line and its biofeedback unit for treating urinary incontinence among males and females, for which it just received FDA approval, and its OEM business. The Company is continuing to wait for its CE mark registration, which is expected in early 1998, to open up the European market to its products and allow it to build additional relationships with other large medical product companies who have not received their certification and wish to sell their products in Europe.

                           PART II -- OTHER INFORMATION


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          BIOSEARCH MEDICAL PRODUCTS, INC.


Dated:  November 13, 1997                 /s/ MANFRED F. DYCK
                                          --------------------------------------
                                          Manfred F. Dyck
                                          President and Principal
                                          Executive Officer and Director


Dated:  November 13, 1997                  /s/ ROBERT C. KELLER
                                          --------------------------
                                          Robert C. Keller
                                          Treasurer
                                          Chief Financial and Accounting Officer