Form 10-K
period 1997-12-31
BIOSEARCH MEDICAL PRODUCTS INC
filed 1998-04-15
CIK 350646

================================================================================

           FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 for the fiscal year ended December 31, 1997.
                                      ------------------

                                           OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________to_________________.

                          Commission File Number 0-9860
                                                 ------


                            BIOSEARCH MEDICAL PRODUCTS, INC.
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)


           New Jersey                                      22-2090421
  ------------------------------                      ----------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification Number)


         35 Industrial Parkway, Somerville, New Jersey       08876-1276
         ---------------------------------------------     --------------
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
      NONE                                            NONE


           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, without par value
                         -------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            [X] Yes                    [ ] No

     Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

     The aggregate market value on March 28, 1998 of voting stock held by non-affiliate of the Registrant is estimated to be $360,000.

     The number of shares outstanding of the registrants common stock, no par value, at March 28, 1998 was 2,202,878.

     List hereunder the documents, all or portions of which are incorporated by reference herein, and the Part of the Form 10-K into which the document is incorporated: Proxy Statement to be filed with respect to the 1998 Annual Meeting of the Shareholders, Form 8-K and Form 8 filed prior to this 10-K --
Part III.

================================================================================

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

     The strategic alliance was with Sherwood Medical Company ("Sherwood") a leading manufacturer and marketer of medical products and a subsidiary of American Home Products Corporation (NYSE: AHP), a New Jersey based diversified healthcare company. See "Marketing and Customers".

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

     In the opinion of the Company there are many opportunities for the application of Hydromer in the medical device industry and would expand its licensing of the Hydromer coating technology for newly developed products. Presently, the Company uses Hydromer on its contract manufacturing of enteral feeding tubes, gastrointestinal devices and its surgical products (stents and coagulation probes), along with its intermittent urinary catheters.

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

PRODUCTS & CONTRACT SERVICES

Products

     Historically, the Company designed, manufactured and marketed Enteral Feeding Devices and Specialty G.I. Products. However, during 1994, the company entered into agreements with Sherwood Medical Company which formed with them a strategic business alliance. The alliance drastically changed the structure of the Company's business. The majority of the Company's current manufacturing is now largely focused on its intermittent urinary catheters but current purchase orders expire on or about May 1, 1998. The Company continues to explore other business opportunities, develop new medical products and market their remaining products, e.g., Biofeedback for anorectal dysfunction applications, indwelling biliary stents and hemostatic coagulation probes through direct customer and contract manufacture.

     Sales of contract manufactured products during 1997 were approximately 80% of total revenue compared to approximately 86% for the same period of 1996. The Company considers that its products and services compete in the business segment of the "Medical Device" industry involving research, development, manufacturing and sales.

Contract Research & Development

      The Company derives a small portion of its revenue from contract research & development arrangements which was less than 1% of total Company revenue in 1997 and 1996. From time-to-time, the Company may be contracted by larger medical product companies to develop or assist in the development of prototype medical devices. The Company continues to explore opportunities in this area of business as it aligns itself with larger medical product companies for contract manufacturing and original equipment manufactured ("OEM") products.

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

     By mid-1993, the Company announced it had entered into an exclusive technology and patent license agreement with Nutricia, B.V. In connection with the agreement the Company has sublicensed one of two Hydromer technology and patent licenses. The agreement provides Nutricia with the right to manufacture and sell, under their name, the Company's former line of enteral and surgical products in Europe, Africa, Australia and Asia, with the exception of Japan, while reserving the Company's rights to sell its products, now restricted by the Sherwood agreement, and in connection with the Company's trademarks/tradenames. The Company received $300,000 cash which was recorded in other income in 1993, and will receive a 5% royalty for the life of patented products. There were no royalties in 1997 or 1996.

     The agreement with Nutricia, B.V. provides for the development of products by both companies per a five year non-cancellable cooperative arrangement. This European partner had been expected to retain the Company's innovative research and development abilities for additional fees but this had not materialized. The rights to any new products subsequently developed will be individually negotiated. Any other similar new product developed independently by either party will be subject to the right of first refusal by the other. The Company sent a notice of termination by registered mail on February 3, 1997.

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

     In May 1994, the Company successfully negotiated several agreements with Sherwood Medical Company which provided the Company with much needed cash to operate the business. In addition, the Company licensed and sub-licensed certain patented technology. The two year supply agreement, agreed to by the Company, expired in 1996. The Company agreed to a five year covenant not to manufacture or sell medical devices promoted for gastrointestinal feeding or gastric decompression. A two and one half year supply agreement was also signed on the Company's "J-Tube" products subject to existing agreements with other companies which expired in 1996.

     Sales of the Company's products to specific customers may, at times, be significant to the overall revenues of the Company. During 1997, Sherwood Medical Company accounted for approximately $514,000, or 27% of the Company's revenues, approximately $1,951,000 or 74% of the Company's revenues during 1996 and approximately $2,600,000 or 85% in 1995. Sales to Smith Industries Medical Systems/Portex Ltd. amounted to $700,000 or 36% versus $116,000 or 4% in 1996, and Bard Interventional amounted to $225,000 or 12% versus sales of $200,000 or 8% in 1996. No other single customer accounted for more than 10% of the Company's revenue in 1997, 1996, or 1995. In May 1996 the agreement was completed and the Company will continue to do OEM work for Sherwood Medical on a purchase by purchase order basis. The company has refocused its efforts on the manufacture and selling of the Endoscopic Product line through its developing dealer network and with its ISO 9000 certification, the development of the line in Europe along with the continuation of its contract manufacturing, using the Company's extensive technology, for medical product companies without this certification.

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

Backlog

     The Company maintains a high degree of service for its customers by shipping its product within the predetermined time allotments usually established by the customer. Delivery of product may be required anywhere from a few days to several weeks from receipt of an order. Backlog, which are orders placed and not yet shipped, was $675,000 and $267,000 as of December 31, 1997 and 1996, respectively.

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

     The Company, beginning in 1995, initiated a program to ensure that its products conform to the European Community legislation for medical devices. Conformance is demonstrated by affixing the CE mark to the products made by the Company. The Company has met the requirements of the ISO (international organization for standardization) standard by certification to ISO 9001 on October 9, 1996. The standard requires the Company to design and manufacture products according to a rigorous quality system. In addition, the Company has employed British Standards Institution Inc. to serve as its notified body and is directing its efforts to BS EN ISO 9000 registration. Four of the products made by the Company were being reviewed for registration to carry the CE mark, two have been granted approval, one has been discontinued. The remaining product (stent) is pending sterility and package integrity testing.

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

     In addition to United States process patent and applications patents, which will be in effect until 2005, there are currently 11 issued foreign counterpart patents for Hydromer. In 1995, as a result of a change to the U.S. Patent Law, patents in effect on June 8, 1995 have an expiration date of the longer of 17 years from issuance or 20 years from filing.

     The table below sets forth information on the status of the patents in each country and the expiration of such patents:

                      Country                  Expiration
                      -------                  ----------

            Belgium                                  1998
            United States (One Patent)               2005
            Canada                                   1998
            France                                   1998
            Germany                                  1998
            Italy                                    1998
            Japan                                    1998
            Netherlands                              1998
            Sweden                                   1998
            Switzerland (Two Patents)                1998
            United Kingdom                           1998

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

     The Company has a material contract with Sherwood Medical Company which was announced on May 20, 1994. The agreement provided for the sale of all assets, except inventories, used exclusively in the manufacture, sale and distribution of substantially all of its enteral access device business, including trademarks to Sherwood Medical Company. In addition, the Company licensed and sub-licensed certain patented technology. The Company agreed to a two year supply agreement of the same products with annual minimum purchases of $2,500,000 at cost plus ten percent. The Company agreed to a five year covenant not to manufacture or sell medical devices promoted for gastrointestinal feeding or gastric decompression. A two and one half year supply agreement was also signed on the Company's "J-Tube" products subject to existing agreements with other companies. This two year supply agreement expired in May 1996.

     In addition to the Sherwood agreement, the Company has OEM relationships with C.R. Bard, United States, U.S. Endoscopy, United States and Smith Industries Medical Systems, England. The Company manufactures products for these clients under the clients' label.

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

Executive Officers and Significant Employees

     The executive officers and other significant employees of the Company are as follows:


                                  Age
                             December 31,
        Name                     1997                Position with the Company
        ----                 ------------            -------------------------
Manfred F. Dyck                   62                 Chairman of the Board of
                                                     Directors, President and
                                                     Director

Robert J. Moravsik                55                 Vice President - General
                                                     Counsel and Secretary


Robert C. Keller                  59                 Treasurer & Chief Accounting
                                                     Officer

Martin C. Dyck                    36                 Vice President - Operations,
                                                     New Product Development Coordinator

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

     Robert C. Keller has been Treasurer and Chief Accounting Officer since July 1995. Prior to this appointment, Mr. Keller was the accounting manager and controller for Mailing Services Inc. He joined Mailing Services as an Accounting Manager in 1985. Prior to that he held positions of increased responsibility with Midland Ross Corp. from 1980 to 1985, Johnson & Johnson from 1976 to 1980, Quaker Oats Co. from 1972 to 1976, and Beecham Pharmaceutical from 1966 to
1972.

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

Employees

     As of December 31, 1997 the Company had 56 employees compared to 28 employees as of December 31, 1996. Currently, the Company has no foreign facilities or employees located abroad and it is not a party to any collective bargaining agreements. There were no wage increases given during 1997 and 1996.


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


ITEM 3. LEGAL PROCEEDINGS

     On August 25, 1997 Summit Bank notified the Company that it is in default for failure to make payments when due. The bank exercised its right under the Loan Document to declare immediately due and payable the entire outstanding balance due pursuant to the Loan. On February 24, 1998, Summit bank obtained a judgement against the Company on the docket of the Superior Court in Bergen County, N.J. for nonpayment of notes and on March 18, 1998 they obtained a judgement for foreclosure against the Company on the docket of the Superior Court of Somerset County, N.J.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     The Company estimates that its shares of common stock had traded between $.30 and $.50 per share during 1997. Since it was denied an exception to the new NASDAQ listing and maintenance standards, the Company's stock experiences limited trading activity. The new NASDAQ standards were approved by the S.E.C. on August 29, 1991, effective on March 2, 1992. The Company's stock was deleted from the NASDAQ system on August 4, 1992, and is now traded on the OTC Bulletin Board.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                                                         Years Ended December 31,
                                          ---------------------------------------------------
                                                  (In thousands, except for per share data)
Operations Data
                                            1997       1996       1995       1994       1993
                                          -------    -------    -------    -------    -------
Revenues                                    1,936      2,649      3,268      3,574      3,794

Gross profit                                  399        410        490        664        877

Loss from operations                         (493)      (813)      (842)      (788)      (723)

(Loss)/earnings
  before extraordinary item                  (556)      (884)      (844)     2,897       (244)

Extraordinary item                           --         --         --          114       --

Federal Income Tax                           --         --         --          (60)      --
                                          -------    -------    -------    -------    -------

Net (loss)/income                         $  (556)   $  (884)   $  (844)   $ 2,951    $  (244)
                                          =======    =======    =======    =======    =======

Income (loss) per common share from:
      Continuing operations
      before extraordinary item           $  (.25)   $  (.40)   $  (.38)   $   .26    $  (.02)

      Extraordinary item                     --         --         --          .01      --
                                          -------    -------    -------    -------    -------

Net income/(loss)                         $  (.25)   $  (.40)   $  (.38)   $   .27    $  (.02)
                                          =======    =======    =======    =======    =======

Weighted average number
  of common shares                          2,203      2,203      2,203      2,203      2,202


                                                          As Of December 31,
                                          ---------------------------------------------------
                                                            (In thousands)
Balance Sheet Data
                                            1997       1996       1995       1994       1993
                                          -------    -------    -------    -------    -------
Total assets                              $ 2,117    $ 2,513    $ 3,464    $ 4,452    $ 2,721
Current maturities of
      long-term debt                      $   691    $    37    $    33    $    29    $   900
Long-term debt                            $  --      $   663    $   699    $   732    $   778

                  NOTE: The Company has not paid a dividend during the
                      five (5) year period ended December 31, 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1997 Compared to 1996

Revenues

     Revenues of $1,936,000 for 1997 were approximately $713,000, or 27% lower than revenues of $2,649,000 for 1996. The sales of the old line disposable products have steadied, however the overall sales were negatively impacted by the expiration of the Sherwood agreement in May 1996, partially offset by the Company's sales to Smith Industries Medical Systems, now part of Portex Ltd, continued in 1997.

     Since the expiration of the Sherwood agreement, the Company continued to produce products for Sherwood Medical on a purchase order basis at greater gross margins than the agreement margin of 10%. Sales to Sherwood in 1997 were approximately $514,000, or 27% compared to $1,951,000 or 74% of total sales for 1996. The Company also sells other medical devices under both private label and Original Equipment Manufacture ("OEM") agreements. OEM sales for 1997 amounted to approximately $1,030,000, or 53% versus 1996 sales of $320,000 or 12%. This was due to sales to Smith Industries Medical Systems/Portex Ltd. amounting to $700,000 or 36% of sales.

     International sales for 1997 and 1996 totaled approximately 47% and 11% respectively. The increase is due to the ("OEM") agreement with Smith Industries Medical Systems (Portex Ltd.). The Company received its ISO 9001 certification in 1996, and feels it will have a large impact on the development of its international sales in the future.

     The Company continues to develop, manufacture and sell products for endoscopic surgery and biofeedback devices for the treatment of anorectal dysfunctional conditions. During 1997, these products accounted for approximately $286,000, or 15% of the Company's revenue versus $253,000, or 10% of revenues during 1996.

Gross Profit

     Gross profit of $399,000 for 1997 was lower by $11,000, or 3% less than the gross profit of $410,000 for 1996. The gross profit was 21% of revenues in 1997 and 15% in 1996. The Sherwood agreement, which carried a profit margin of 10%, expired during 1996. The underlying products relating to the Sherwood agreement consist of the Company's former line of Enteral Feeding Devices and Specialty G.I. Products. These products, when marketed and sold by the Company, have generated significantly higher profit margins. Incremental sales of any additional or newer products could potentially improve the Company's gross profit performance provided that the pricing of such products absorb and exceed direct and incremental costs while fixed overhead spending is not materially increased.

Operating Loss

     Operating loss of $493,000 in 1997 was $320,000 less than the operating loss of $842,000 generated during 1996. The favorable change in operating loss is due mainly to the increase in gross profit from continued cost savings attained during the year in manufacturing of $361,000 or 33% and in selling and general administration of $330,000, or 27% versus 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1997 Compared to 1996 (cont)

Interest Expense

     Net interest expense in 1997 of $84,000 was $13,000, or 18% higher than $72,000 in 1996. The increase in net interest expense in 1997 is directly related to the decreasing interest income on cash reserves offset by the continuing mortgage debt.


Other Income, Net

     Other income of $22,000 was $21,000 favorable to the other income of $1,000 in 1996. The other income in 1997 is due to rental income received from Hydromer.

Federal Income Taxes

     No federal income taxes were incurred in 1997 and 1996.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
1996 Compared to 1995


CONTINUING OPERATIONS

Revenues

     Revenues of $2,649,000 for 1996 were approximately $619,000, or 19% lower than revenues of $3,268,000 during 1995. The sales of the old line disposable products have steadied, however overall sales were negatively impacted by the expiration of the Sherwood agreement in May 1996 and the reduction in sales to Nutricia offset by the Company's sales to Smith Industries Medical Systems, now part of Portex Ltd., which began in 1996.

     Since the expiration of the Sherwood agreement, the Company continues to produce products for Sherwood Medical on a purchase order basis at greater gross margins than the agreement margin of 10%. Sales to Sherwood in 1996 were approximately $1,951,000, or 74% compared to $2,600,000, or 85% of total sales in 1995. The Company also sells other medical devices under both private label and Original Equipment Manufacture ("OEM") agreements. OEM sales for 1996 amounted to approximately $322,000, or 12% versus 1995 sales of $200,000, or 6%.

     International sales for 1996 and 1995 totaled approximately 11% and 7%, respectively. The increase is due to the ("OEM") agreement with Smith Industries Medical Systems (Portex Ltd.). The Company received its ISO 9001 certification in 1996, and feels it will have a large impact on the development of its international sales in the future.

     The Company continues to develop, manufacture and sell products for endoscopic surgery and biofeedback devices for the treatment of anorectal dysfunctional conditions. During 1996, these products accounted for approximately $253,000, or 10% of the Company's revenue versus $146,000 or 5% of revenues during 1995.


Gross Profit

     Gross profit of $410,000 for 1996 was lower by $80,000, or 8% less than the gross profit of $490,000 for 1995. The gross profit was 15% of revenues in 1996 and 1995. The Sherwood agreement, which carried a profit margin of 10%, expired in 1996. The underlying products relating to the Sherwood agreement consist of the Company's former line of Enteral Feeding Devices and Specialty G.I. Products. These products when marketed and sold by the Company have previously generated significantly higher profit margins. Incremental sales of any additional or newer products could potentially improve the Company's gross profit performance provided however, that the pricing of such products absorb and exceed direct and incremental costs while fixed overhead spending is not materially increased.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1996 Compared to 1995 (cont)

CONTINUING OPERATIONS (cont)

Operating Loss

     Operating loss of $813,000 in 1996 was $29,000 unfavorable to the operating loss of $842,000 generated during 1995. The unfavorable change in operating loss is due mainly to the decrease in sales volume of $619,000 offset by cost savings attained during the year in manufacturing of $136,000, or 11% and in selling and general administration of $110,000, or 8% versus 1995.

Interest Expense

     Net interest expense in 1996 of $72,000 was $42,000, or 30% higher than $30,000 in 1995. The increase in interest expense in 1996 is directly related to the decreasing interest income on cash reserves offset by the continuing mortgage debt.

Other Income, Net

     Other income of $1,000 was $28,000 unfavorable to the other income of $29,000 in 1995. The other income in 1995 was due to monies received against bad debts already written off.


Federal Income Taxes

     No federal income taxes were incurred in 1996 and 1995.


Year 2000 Issue

     The Company has conducted a review of its computer systems and products to identify what could be affected by the "Year 2000" issue. No products are affected; all PC based hardware and software are not affected; the Company's System 36 software may not perform the Year 2000 calculation correctly, hence the Company is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs written using only two digits rather than four digits to define the applicable year. The Company presently believes, with modifications to existing software or converting to new software and hardware, the Year 2000 will not pose significant operational problems for the Company's computer system.

LIQUIDITY AND CAPITAL RESOURCES


     The Company's operating activities used $310,000 of cash and cash equivalents during 1997. Investing activities provided $11,000 for the year as $35,000 was used for capital expenditures and the Company received $46,000 in proceeds from the sale of fixed assets.

     Financing activities used $8,000 for the year. This was used to make payments against the note payable to Summit Bank for the mortgage on the Company's Somerville, New Jersey facility.

     Cash used by net operating activities decreased by $447,000 during 1997 from the prior year. The largest contributing factor was the reduction in the Company's loss due to cost cutting procedures implemented in 1995 and continued through 1997.

     Capital expenditures were $35,000 and $172,000 in 1997 and 1996, respectively. Capital expenditures were cut drastically to due to fiscal constraints.

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

     The Company has suffered recurring losses from continuing operations of approximately $556,000 in 1997 and $884,000 in 1996. The Company has continued its cost containment activities started in an effort to reduce expenses.

     Management believes that the Company's financial condition at December 31, 1997 represents an uncertain base to conduct current operations. The Company's ability to continue as a going concern is dependent upon its success at generating sufficient cash flow or obtaining additional financing as required to meet its long-term obligations, support its working capital needs and curtailing the ongoing losses by generating profitable revenue levels. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     On August 25, 1997, Summit Bank notified the Company it was in default for failure to make payments when due. Summit Bank exercised its right under the Loan Document to declare immediately due and payable the entire outstanding loan balance. On February 24, 1998, Summit Bank entered a judgement against the Company on the docket of the Superior Court in Bergen County, N.J. for nonpayment of notes and on March 18, 1998 they entered a judgement for foreclosure against the Company on the docket of the Superior Court in Somerset County, N.J.

RECENT ACCOUNTING PRONOUNCEMENTS


     In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("Comprehensive income"). Comprehensive income is the total of net income and all other nonowner changes in equity. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

     In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". Statement No. 131 requires disclosures of each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic data by country, as opposed to broader geographic regions as permitted under current standards. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

     In management's opinion, SFSF Nos. 130 and 131 when adopted, will not have a material effect on the Company's financial statements.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For additional information concerning this item, see "Item 13. Exhibits and Financial Statement Schedules and Reports on Form 8-KSB".



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning this item, see "Item 1. Business-Executive Officers and Significant Employees" and the Proxy Statement to be filed with respect to the 1998 Annual Meeting of Shareholders (the "Proxy Statement"), which information is incorporated herein by reference.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-KSB

     (a) 1. Financial Statements:

     The financial statements of the Company filed in this Annual Report on Form 10-KSB are listed in the attached Index to Financial Statements and Schedules.

     2. Financial Statement Schedules:

     The financial statement schedule of the Company filed in this Annual Report on Form 10-KSB is listed in the attached Index to Financial Statements and Schedules.

     3. Exhibits:

     The exhibits required to be filed as part of this Annual Report on Form 10-KSB are listed in the attached Index to Exhibits.

     (b) 1. Reports on Form 8-KSB:

     The Company filed reports on Form 8-KSB with the Commission: 1.) dated May, 23, 1994, amended July 26, 1994 regarding "Disposition Of Assets", and 2.) dated January 27, 1995, amended February 9, 1995 regarding "Changes In Registrant's Certifying Accountant", and 3.) dated September 9, 1997 regarding "Default on Summit Bank Mortgage" and 4.) dated December 3, 1997 regarding "Contract of Sale of Real Estate Holdings".

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


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Dated: April 13, 1998

                  BIOSEARCH MEDICAL PRODUCTS INC.

                  By:  /s/  Manfred F. Dyck
                       ------------------------------
                            Manfred F. Dyck
                            President and Principal
                            Executive Officer


      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Dated:  April 13, 1998

                  By:  /s/  Manfred F. Dyck
                       ------------------------------
                            Manfred F. Dyck
                            President, Principal Executive
                            Officer and Director


      Dated:  April 13, 1998

                  By:  /s/  Robert C. Keller
                       ------------------------------
                            Robert C. Keller
                            Chief Accounting Officer and
                            Treasurer

      Dated:  April 13, 1998

                  By:  /s/  Ursula M. Dyck
                       ------------------------------
                            Ursula M. Dyck
                            Director


      Dated:  April 13, 1998

                  By:  /s/  David M. Schreck, M.D.
                       ------------------------------
                            David M. Schreck, M.D.
                            Director


      Dated:  April 13, 1998

                  By:  /s/  Klaus J.H. Meckeler, M.D.
                       ------------------------------
                            Klaus J.H. Meckeler, M.D.
                            Director



      Dated:  April 13, 1998

                  By: /s/   Frederick L. Perl, M.D.
                      ------------------------------
                            Frederick L. Perl, M.D.
                            Director

                         BIOSEARCH MEDICAL PRODUCTS INC.
                       FINANCIAL STATEMENTS AND SCHEDULES


                                      INDEX



                                                                       Page
                                                                      Number
                                                                      ------
Financial Statements:
---------------------


Independent Auditors' Reports                                           24

Balance Sheets at
  December 31, 1997 and 1996                                          25 - 26

Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995                                      27

Statements of Shareholders' Equity
  for the Years Ended
  December 31, 1997, 1996 and 1995                                      28

Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                      29

Notes to Financial Statements                                         30 - 39

Financial Statement Schedule:

Schedule VIII - Valuation and Qualifying Accounts                       40



                      All other schedules have been omitted
           because they are not applicable or the required information is included in the financial statements or the notes thereto.

                          Independent Auditors' Report


The Board of Directors and Shareholders
Biosearch Medical Products, Inc.:



     We have audited the accompanying balance sheets of Biosearch Medical Products, Inc. as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for each of the three years ended December 31, 1997 and the financial schedule for each of the three years ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly the financial position of Biosearch Medical Products, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

     In connection with our audits of the financial statements referred to above, we audited the financial schedule listed under Item No. 14. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

      The accompanying financial statements have been prepared assuming that Biosearch Medical Products, Inc. will continue as a going concern. As discussed in note 1 to the financial statements, the Company has suffered recurring losses from operations. There is no assurance that the Company's operations will generate sufficient cash flow to meet its obligations or that the Company has the ability to obtain additional financing as required, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             Amper, Politziner & Mattia P.A.


Edison, New Jersey
March 18, 1998

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                         December 31,
                                                  -----------------------
                                                     1997         1996
                                                  ----------   ----------

Current assets:

      Cash and cash equivalents                   $   14,486   $  321,376

      Trade receivables - less allowance for
         doubtful accounts of $10,000 and
         $32,838 at December 31, 1997 and
         1996                                        351,964      182,247
      Inventories                                    372,012      513,551
      Other assets                                    18,762       30,665
                                                  ----------   ----------

              Total current assets                   757,224    1,047,839
                                                  ----------   ----------


Property, plant and equipment                      4,239,648    4,251,055
      Less accumulated depreciation
      and amortization                             2,887,766    2,799,250
                                                  ----------   ----------

              Net property, plant and equipment    1,351,882    1,451,805


Other assets
         Other assets, net                             8,123       13,580
                                                  ----------   ----------

              Total other assets                       8,123       13,580
                                                  ----------   ----------


              Total assets                        $2,117,229   $2,513,224
                                                  ==========   ==========


                                   (continued)

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                                 BALANCE SHEETS
                                   (continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                       December 31,
                                               ----------------------------
                                                   1997            1996
                                               ------------    ------------

Current liabilities:

      Current maturities of long-term debt     $    691,041    $     36,788
      Accounts payable                              353,712         185,653
      Accrued liabilities                           132,330         131,693


              Total current liabilities           1,177,083         354,134

Long-term debt, less current maturities                --           662,734
                                               ------------    ------------

              Total liabilities                   1,177,083       1,016,868
                                               ------------    ------------


Shareholders' equity:

      Common stock, no par value; 5,000,000
         shares authorized; 2,210,798 issued
         and 2,202,878
         shares outstanding at
         December 31, 1997 and 1996              11,129,954      11,129,954


      Accumulated deficit                       (10,158,569)     (9,602,359)

      Treasury stock, at cost;
         7,920 shares at December 31, 1997
         and 1996                                   (31,239)        (31,239)
                                               ------------    ------------

              Total shareholders' equity            940,146       1,496,356

Commitments and contingencies                          --              --
                                               ------------    ------------

                                               $  2,117,229    $  2,513,224
                                               ============    ============


                            See accompanying notes to
                              financial statements

                            BIOSEARCH MEDICAL PRODUCTS, INC.
                                STATEMENTS OF OPERATIONS

                                                        Years Ended December 31,
                                               -----------------------------------------
                                                   1997           1996          1995
                                               -----------    -----------    -----------

Revenues                                       $ 1,936,171    $ 2,648,719    $ 3,268,220

Cost of goods sold                               1,536,936      2,238,606      2,777,747
                                               -----------    -----------    -----------

Gross profit                                       399,235        410,113        490,473

Selling, general and administrative expenses       892,602      1,222,901      1,332,497
                                               -----------    -----------    -----------

Loss from operations                              (493,367)      (812,788)      (842,024)
                                               -----------    -----------    -----------

Other income (expense):
   Interest expense, net                           (84,441)       (72,055)       (30,426)
   Other, net                                       21,598          1,275         28,818
                                               -----------    -----------    -----------
                                                   (62,843)       (70,780)        (1,608)
                                               -----------    -----------    -----------
(Loss) before provision for income taxes          (556,210)      (883,568)      (843,632)


Provision for income taxes                            --             --             --
                                               -----------    -----------    -----------
Net (loss)/income                              $  (556,210)   $  (883,568)   $  (843,632)
                                               ===========    ===========    ===========

Basic and diluted net loss
  per common share                             $      (.25)   $      (.40)   $      (.38)
                                               ===========    ===========    ===========

Weighted average number of
   common shares outstanding                     2,202,878      2,202,878      2,202,808
                                               ===========    ===========    ===========

                            See accompanying notes to
                              financial statements

                                   BIOSEARCH MEDICAL PRODUCTS, INC.
                                  STATEMENTS OF SHAREHOLDERS' EQUITY

                             YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                  Common Stock
                                                 --------------------------------------------
                                                    Shares           Shares
                                                    Issued        Outstanding       Amount
                                                 ------------    ------------    ------------

      Balance, January 1, 1995                      2,210,798*      2,202,758*   $ 11,129,913


Issuance of treasury shares in connection with
      employee stock awards                              --               100              35


Net loss                                                 --              --              --
                                                 ------------    ------------    ------------
      Balance, December 31, 1995                    2,210,798       2,202,858    $ 11,129,948



Issuance of treasury shares in connection with
      employee stock awards                              --                20               6


Net loss                                                 --              --              --
                                                 ------------    ------------    ------------
      Balance, December 31, 1996                    2,210,798       2,202,878    $ 11,129,954
                                                 ------------    ------------    ------------


Net Loss                                                 --              --              --
                                                 ------------    ------------    ------------

      Balance, December 31, 1997                    2,210,798       2,202,878    $ 11,129,954
                                                 ============    ============    ============


                                                                          Treasury Stock
                                                  Accumulated     -----------------------------
                                                    Deficit          Shares           Amount          Total
                                                  ------------    ------------     ------------    ------------

      Balance, January 1, 1995                    $ (7,875,158)         (8,040)*   $    (32,709)   $  3,223,046


Issuance of treasury shares in connection with
      employee stock awards                               --               100              394             428


Net loss                                              (843,632)           --               --          (843,632)
                                                  ------------    ------------     ------------    ------------
      Balance, December 31, 1995                  $ (8,718,791)         (7,940)    $    (31,315)   $  2,379,842



Issuance of treasury shares in connection with
      employee stock awards                               --                20               76              82


Net loss                                              (883,568)           --               --          (883,568)
                                                  ------------    ------------     ------------    ------------
      Balance, December 31, 1996                  $ (9,602,359)         (7,920)    $    (31,239)   $  1,496,356
                                                  ------------    ------------     ------------    ------------

Net Loss                                              (556,210)           --               --          (556,210)
                                                  ------------    ------------     ------------    ------------

      Balance, December 31, 1997                  $(10,158,569)         (7,920)    $    (31,239)   $    940,146
                                                  ============    ============     ============    ============

                            See accompanying notes to
                              financial statements.
          * Retroactively restated for the reverve stock in June 1995.

                              BIOSEARCH MEDICAL PRODUCTS, INC.
                                  STATEMENTS OF CASH FLOWS

                                                              Years Ended December 31,
                                                        -----------------------------------
                                                           1997         1996         1995
                                                        ---------    ---------    ---------
Cash flows from operating activities:

Net (loss)                                              $(556,210)   $(883,568)   $(843,632)

Adjustments to reconcile (loss) to net
  cash (used in) operating activities:
       Depreciation and amortization                       91,279       90,862      115,215
       Gain on sale of fixed assets                        (2,763)        --           --


Changes in assets and liabilities:
       Decrease/(increase) in trade receivables          (169,716)     (19,747)     385,486
       (Increase)/decrease in inventories                 141,538      102,540      (41,325)
       Decrease (increase) in other current assets         11,903      (13,114)      18,165
       Increase in other assets                             5,457          (23)      (2,534)
       Increase (decrease) in accounts payable            168,059       22,119      (65,474)
       Decrease in accrued liabilities                        637      (56,553)     (50,647)
                                                        ---------    ---------    ---------

Net cash used in operating activities                    (309,816)    (757,484)    (484,746)
                                                        ---------    ---------    ---------

Cash flows from investing activities:

Capital expenditures                                      (34,593)    (172,180)     (98,500)
Proceeds from sale of fixed assets                         46,000         --           --
Decrease in escrow                                           --        312,811      712,895
                                                        ---------    ---------    ---------

Net cash provided by investing activities                  11,407      140,631      614,395
                                                        ---------    ---------    ---------

Cash flows from financing activities:

Proceeds from surrendering whole life policy                 --        402,785         --
Principal payments on long-term borrowings                 (8,481)     (32,648)     (28,389)
                                                        ---------    ---------    ---------

Net cash provided by (used in)
  financing activities                                     (8,481)     370,137      (28,389)
                                                        ---------    ---------    ---------

Net (decrease)/increase in cash and cash equivalents     (306,890)    (246,716)     101,260
                                                        ---------    ---------    ---------

Cash and cash equivalents at beginning of period          321,376      568,092      466,832
                                                        ---------    ---------    ---------

Cash and cash equivalents at end of period              $  14,486    $ 321,376    $ 568,092
                                                        =========    =========    =========

                            See accompanying notes to
                              financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. Liquidity


     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had recurring losses from continuing operations of $566,210 in 1997 and $883,568 in 1996.

     There is no assurance that the Company's revenue from its OEM strategic alliances or niche surgical and biofeedback products will reach volumes to which long-term operations can be conducted.

     Management believes that the Company's financial condition at December 31, 1997 represents an uncertain base to conduct current operations. The Company's ability to continue as a going concern is dependent upon its success at generating sufficient cash flow or obtaining additional financing as required to meet its long-term obligations, support its working capital needs and curtailing the ongoing losses by generating profitable revenue levels. The Company had no available line of credit established at December 31, 1997.

     See Note No. 7 regarding bank foreclosure.


2. Summary of Significant Accounting Policies


     Nature of operations - Biosearch Medical Products, Inc. (the "Company") is a U.S. based corporation whose principal lines of business are in contract manufacturing and manufacturing and distributing, under its own label of medical devices. The Company is an OEM manufacturer for various medical product companies and manufactures and distributes its own line of endoscopic products to hospitals, through a network of dealers, both domestically and internationally. Credit is granted to substantially all customers.

     Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and cash equivalents - The Company considers all short-term investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds and short term treasury bills. The Company, at December 31, 1997 and 1996 and periodically throughout the years, has maintained balances in various operating and money market accounts in excess of federally insured limits.

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

     Stock option plan - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations in accounting for its employee stock options. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known.

     Loss per common share - Effective for the Company's financial statements for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes conversion of diluted options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. All potentially dilutive equivalent shares outstanding are anti-dilutive for all periods. The adoption of SFAS 128 did not have a material effect on the Company's reported EPS amounts.


3. Sale of Product Enteral Pump Business and Product Licensing/Distribution

     In 1993, the Company entered into an exclusive technology and patent license agreement with Nutricia, B.V. In connection with the new agreement the Company has sublicensed its Hydromer technology and patent license. The agreement provides Nutricia with the right to manufacture and sell under their name the Company's line of enteral and surgical products in Europe, Africa, Australia and Asia, with the exception of Japan, while reserving the Company's rights to sell its products in those markets under the Company's trademarks/tradenames. The Company is entitled to a 5% royalty for the life of patented products.

     The agreement also provides for the development of products by both companies per a five year non-cancellable cooperative arrangement which expired February 1998.

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


4. Sale of Product Line

     Sherwood Medical Company Agreement

     On May 20, 1994, the Company announced that it sold all assets, except inventories, used exclusively in the manufacture, sale and distribution of its enteral access device business, including trademarks to Sherwood Medical Company (except the Pee WeeTM low profile enteral product line which was sold to another large medical products company during April 1994). In addition, the Company licensed and sub-licensed certain patented technology. The Company agreed to a two year supply agreement of the same products at cost plus ten percent. The Company agreed to a five year covenant not to manufacture or sell medical devices promoted for gastrointestinal feeding or gastric decompression. A two and one half year supply agreement was also signed on the Company's "J-Tube" products subject to existing agreements with other companies. The total consideration for the asset sale and license of technology was a $3,500,000 cash payment, $1,000,000 of which was subject to a two year escrow arrangement. Sherwood Medical Company is a leading manufacturer and marketer of medical products and a subsidiary of American Home Products Corporation (NYSE: AHP), a New Jersey based diversified healthcare company.


5. Inventories
                                    December 31,
                             -----------------------
                                1997         1996
                             ----------   ----------

Finished goods               $   95,992   $  130,432
Work-in-process                 140,271      167,897
Raw materials                   135,749      215,222
                             ----------   ----------
                             $  372,012   $  513,551
                             ==========   ==========

6. Property, Plant and Equipment


                                    December 31,
                             -----------------------
                                1997         1996             Estimated
                             ----------   ----------         Useful Lives
                                                             ------------
Land                         $  137,182   $  137,182
Buildings and improvements    1,667,355    1,699,172         40 years
Machinery and equipment       1,915,249    1,897,315         3 - 10 years
Furniture and fixtures          519,862      517,386         5 years
                             ----------   ----------
                             $4,239,648   $4,251,055
                             ==========   ==========

     Depreciation and amortization charged to income was $91,279, $90,862 and $115,215 in 1997, 1996 and 1995, respectively.

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

7. Long-Term Debt


                                    December 31,
                                 -------------------
                                   1997       1996
                                 --------   --------

Note payable due April 1, 2007   $691,041   $699,522
Less current maturities           691,041     36,788
                                 --------   --------
Long-term debt                   $   --     $662,734
                                 ========   ========


     This note is collateralized by a first mortgage on the Company's Somerville, New Jersey facility and miscellaneous equipment, and represents Economic Development Authority ("EDA") funds. The note bears an interest rate of 75% of prime (8.50% at December 31, 1997) with a minimum interest rate of 11.25% and a maximum interest rate of 22.5%. The principal is payable in varying monthly installments of principal and interest, with the final payment due April 1, 2007.

     On August 25, 1997, Summit Bank notified the Company that it was in default for failure to make payments when due. Summit Bank exercised its right under the Loan Document to declare immediately due and payable the entire outstanding balance. On February 24, 1998, Summit Bank entered a judgement against the Company on the docket of the Superior Court in Bergen County, N.J. for nonpayment of notes and on March 18, 1998 they entered a judgement for foreclosure against the Company on the docket of the Superior Court of Somerset County, N.J.


8. Savings and Investment Plans

     In May 1988, the Company established a contributory 401(k) plan for all eligible employees. However, in April 1991, the Company's Board of Directors indefinitely suspended the Company's contribution primarily due to the Company's adverse profit performance. The Company pays the cost of administering the plan which totaled approximately $7,000, $7,000 and $6,600, for 1997, 1996 and 1995, respectively.

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

9. Income Taxes


     Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of its assets and liabilities at December 31, follow:

                                                  1997          1996
                                               ----------    ----------
Current assets and liabilities:

Allowance for doubtful accounts                $    4,000    $   13,000
Inventory valuation reserve                       103,000       127,000
Inventory overhead capitalization                    --          21,000
                                               ----------    ----------
                                                  107,000       161,000
Valuation allowance                               107,000       161,000
                                               ----------    ----------
    Net current deferred tax assets            $     --      $     --
                                               ==========    ==========

Non current assets and liabilities:

Depreciation                                       89,000      (316,000)
Net operating loss carryforward                 3,987,000     3,853,000
Alternative minimum tax credit carryforward        60,000        60,000
Investment tax credit carryforward                182,000       182,000
                                               ----------    ----------
                                                4,318,000     3,779,000
Valuation allowance                             4,318,000     3,779,000
                                               ----------    ----------
Net noncurrent deferred tax asset              $     --      $     --
                                               ==========    ==========


    The provision for income taxes consists of the following for the years ended December 31:

                                       1997         1996         1995
                                    ---------    ---------    ---------
Current tax expense                 $    --      $    --      $    --
Deferred tax benefit                 (485,000)    (504,000)    (280,000)
Net change in valuation allowance     485,000      504,000      280,000
                                    ---------    ---------    ---------
                                    $    --      $    --      $    --
                                    =========    =========    =========

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

9. Income Taxes (cont)

     The statutory income tax rate differs from the effective tax rate used in the financial statements for the years ended December 31, 1997, 1996 and 1995 as a result of current year net operating losses, the benefit of which has not been recognized in the current year.

     The investment tax credit carryforward expires in various years through 2000.

     As of December 31, 1997, the Company had available the following net operating loss carryforwards for tax purposes:

    Expiration Date:
Year ending December 31,              Federal     State
------------------------              -------     -----


     1998                               --     $1,439,000
     1999                               --      1,707,000
     2000                               --        295,000
     2002                               --        939,000
     2003                          $1,374,000   1,091,000
     2004                           2,183,000     636,000
     2005                             195,000         --
     2006                           1,637,000         --
     2007                           1,739,000         --
     2008                             316,000         --
     2010                             938,000
     2011                           1,092,000
     2012                             636,000         --
                                  -----------   ----------
                                  $10,110,000   $6,107,000
                                  ===========   ==========


10. Supplemental Cash Flow Information

     Cash payments during 1997, 1996 and 1995 for interest were approximately $83,275, $85,063 and $204,970, respectively. There were no cash payments for income taxes during 1997, 1996 and 1995.

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


11. Stock Options and Stock Awards

Stock Options

     During 1992, 8,000 options at $3.35 per share were granted to a board member and 5,000 options at $1.50 per share were granted to a product development consultant, (options were at the per share market value on the date of the grant). At December 31, 1997 these 13,000 options expired. In September 1992, the Company issued 30,180 five-year stock options to employees in recognition of a wage freeze and service time, reflecting a market price at the time of $.35 per share which vested in one-third portions per year over three years of continued employment beginning October 1, 1993. At December 31, 1997, all options have expired.

     During 1994, 133,515 five-year stock options were granted to employees in continued recognition of a wage freeze and service time. The options reflect a market price on the date of the grant of $.50 per share which vested in one-third portions per year over three years of continued employment beginning April 6, 1994. Additionally, 32,000 five-year stock options were granted to board members and 5,000 options were granted to a product development consultant reflecting a price of $.50 per share, and 600 five year options granted to a certain officer of the Company at $.60 per share. These shares were also priced at the per share market value on the date of the grant. A total of 171,115 shares were granted in 1994. At December 31, 1997, 100,015 shares remain reserved which is net of the expirations attributed to employment terminations.

     During 1996, 8,000 five-year stock options were granted to a new board member at $.30 per share. At December 31, 1997 all 8,000 shares remain reserved.

     During 1997, 200,043 five-year stock options were to key employees in continued recognition of a wage freeze and service time. The options reflect a market price on the date of the grant of $.19 per share. Additionally, 8,000 five-year stock options were granted to a new board member reflecting a price of $.17 per share. A total of 208,043 were granted in 1997. At December 31, 1997 all 208,043 shares remain reserved.

     Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996; respectively: risk free interest rates of 5.53% and 7.07%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of $1.74 and $1.81; and a weighted-average expected life of the options of 5 years. There were no options issued in 1995.

     The Black-Scholes option value model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                    1997           1996         1995
                                  --------       ---------      -----
   Pro forma net loss            $(593,510)      $(885,868)     $  --

   Pro forma loss per share
   Primary                        $   (.27)      $    (.40)     $  --
   Diluted                        $   (.27)      $    (.40)     $  --

There was no compensation expense recorded from stock options for the years ended December 31, 1997, 1996 and 1995.

A summary of the Company's stock option activity, and related information for the years ended December 31, follows:




                   Options  Weighted-Average       Options  Weighted-Average     Options  Weighted-Average
                    (000)    Exercise Price         (000)    Exercise Price       (000)    Exercise Price
                   -------  ----------------       -------  ----------------     -------  ----------------
Outstanding -
beginning of year    148        $ .66                 150         $.67             220         $1.10


   Granted           208          .19                   8          .10              --            --
   Exercised          --           --                  --           --              --            --
   Expired           (40)        1.13                 (10)         .49             (70)           --
                     ---         ----                 ---          ---             ---          -----


Outstanding -
end of year          316        $ .29                 148         $.66             150         $ .67

Exercisable -
end of year          316        $ .29                  98         $.67             122         $ .71

Weighted-average fair
value of options granted
during the year:

   Where exercise price
   equals stock price           $ .18               $ .29

   Where exercise price
   equals stock price           $  --               $  --

   Where exercise price
   equals stock price           $  --               $  --

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

Following is a summary of the status of stock options outstanding at December 31, 1997.

           Outstanding Options                             Exercisable Options
-------------------------------------------    --------------------------------------------
                              Weighted
                               Average            Weighted                      Weighted
 Exercise                     Remaining           Average                       Average
Price Range     Number     Contractual Life    Exercise Price    Number      Exercise Price
-----------     -------    ----------------    --------------    -------     --------------
$.17 - $.19     208,043        4.8 years           $ .19         208,043         $ .19
$.30 - $.30       8,000        3.4 years           $ .30           8,000         $ .30
$.50 - $.50     100,015        1.3 years           $ .50         100,015         $ .50


11. Stock Awards

     During 1997, 1996 and 1995 the Company awarded shares of common stock to certain employees for five and ten years of continued employment. The common stock awarded was issued without any restrictions from the Company's treasury stock. The related compensation expense is recorded in selling, general and administrative expense.


12. Stock Authorization

     As of June, 1995 the Company's aggregate of authorized common stock stood at 25,000,000 shares. On June 21, 1995, the shareholders authorized a 1 for 5 reverse stock split, making the total of the Company's aggregate of authorized common stock stand at 5,000,000 shares. As of December 31, 1997, there were 2,210,798 shares issued. All common stock shares and related information have been restated for the reverse stock split.


13. Related Party Transactions

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

     Purchases of coating products from Hydromer in 1997, 1996 and 1995 amounted to approximately $40,000, $30,000 and $18,000, respectively. Royalty fee expense for the years ended December 31, 1997, 1996 and 1995 were approximately $27,000, $36,000 and $32,000 respectively.

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

14. Commitments and Contingencies

     See Note No. 7 regarding bank foreclosure.


15. Segment Information and Credit Concentration

     The Company considers that its products and services compete in the business segment of the "Medical Device" industry involving research, development, manufacturing and sale.

     Sales of the Company's products to specific customers may, at times, be significant to the overall revenues of the Company. During 1997 and 1996, Sherwood Medical Company accounted for approximately 27% and 74% of the Company's revenues, respectively, and is approximately 3% and 36% of the Company's net accounts receivable at December 31, 1997 and 1996, respectively. During 1997 Smith Industries Medical Systems/Portex Ltd. (SIMS) accounted for 36% of revenues and 71% of accounts receivable at December 31, 1997. Additional purchase orders are not expected from SIMS after June 1998. No other single customer accounted for more than 10% of the Company's revenue in 1997, 1996, or 1995.


16. Research and Development

     Research and development costs are expensed as incurred. Such expenses were approximately $2,000, $38,000 and $65,000 in 1997, 1996 and 1995 respectively.
The Company may, from time to time, utilize certain physicians and surgeons, who are recognized in their field of expertise, for product development and evaluations. Remunerations to these medical professionals for their efforts may be in the form of royalties contingent on the products being subsequently marketed and revenue streams generated. The cost of such royalties is expensed as incurred in selling, general and administration expense.

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                                  SCHEDULE VIII
                        VALUATION AND QUALIFYING ACCOUNTS



                         Balance at   Charged to                     Balance at
                         Beginning    Costs and                        End of
                         of Period     Expenses     Deductions(1)      Period
                         ----------   ----------    -------------    ----------

Year ended:
   December 31, 1997
     Allowance for
      doubtful accounts   $ 32,838      $(22,838)      $       0      $ 10,000

Year ended:
   December 31, 1996
     Allowance for
     doubtful accounts    $ 67,562      $      0       $ (34,724)     $ 32,838

Year ended:
   December 31, 1995
     Allowance for
     doubtful accounts    $ 77,881      $(10,305)      $     (14)     $ 67,562


   (1) Accounts written off during year.

                                INDEX TO EXHIBITS
3 (a)-    Certificate of Incorporation of the Company

3 (b)-    By-Laws of the Company

10(a)-    Agreement dated December 11, 1979 between the Company and Dr. Robert
          D. Dobbie (Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (No. 2-70688)

10(b)-    Employment Agreement dated December 29, 1980 between the Company and Manfred F. Dyck,
          (Incorporated by reference to Exhibit 10.3 to the Registration Statement on form S-1
          (No. 2-70688)

10(c)-    Credit Agreement dated as of April 1, 1982 among the New Jersey Economic Development
          Authority, the Company and Franklin State Bank (Incorporated by reference to Exhibit 10(g)
          to the Annual Report on Form 10-K for the fiscal year ended December 31, 1982)

10(e)-    Mortgage dated April 30, 1982 between the Company and the New Jersey Economic Development
          Authority (Incorporated by reference to Exhibit 20(h) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1982)

10(f)-    Series A Note dated April 30, 1982 executed by the Company to the New Jersey Economic
          Development Authority (Incorporated by reference to Exhibit 10(i) to the Annual Report on
          Form 10-K for the fiscal year ended December 31, 1982)

10(g)-    Series B Note dated April 30, 1982 executed by the Company to the New Jersey Economic
          Development Authority (Incorporated by reference to Exhibit 10(j) to the Annual Report on
          Form 10-K for the fiscal year ended December 31, 1982)

10(h)-    Lease dated July 1, 1982 between Pembroke Agricultural Corporation and Pouch
          Laboratories, Inc. (Incorporated by reference to Exhibit 10(m) to the Annual Report on Form
          10-K for the fiscal year ended December 31, 1982)

10(i)-    License Agreement dated July 19, 1982 between the Company and Hydromer, Inc.
          (Incorporated by reference to Exhibit 10(n) reference to Exhibit 10(n) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1982)

10(j)-    Manufacturing Agreement dated July 22, 1982 between the Company and Ludlow Corporation
          (Incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K for the
          fiscal year ended December 31, 1982)

10(k)-    Purchase Agreement dated May 6, 1983 between the Company and Organon Inc. (Incorporated by reference to Exhibit 2(a) to the Current Report on Form 8-K dated June 14, 1983)

10(l)-    Amendment dated June 10, 1983 to Purchase Agreement dated May 6, 1983 between the Company and Organon Inc. (Incorporated by reference to Exhibit 2(b) to the current Report on Form
          8-K dated June 14, 1983)





10(m)-    Deed of Trust dated June 13, 1983 among the Company, Ticor Title Insurance Company and
          Franklin State Bank (Incorporated by reference on Exhibit 10(m) to the Annual Report on
          Form 10-K for the fiscal year ended December 31, 1983)

10(n)-    Revolving Credit Agreement dated June 14, 1983 between the Company and Franklin State Bank
          (Incorporated by reference on Exhibit 10(n) to the Annual Report on Form 10-K for the
          fiscal year ended December 31, 1983)

10(o)-    Mortgage dated June 14, 1983 executed by the Company to Franklin State Bank (Incorporated by reference on Exhibit 10(o) to the Annual Report on Form 10-K for the fiscal year ended
          December 31, 1983)

10(p)-    Amendment No. 2 dated June 14, 1983 to Purchase Agreement dated May 6, 1983 between the
          Company and Organon, Inc. (Incorporated by reference to the Current Report on Form 8-K dated June 14, 1983)

10(q)-    Amendment to Revolving Credit Agreement dated September 13, 1983 between the Company and
          Franklin State Bank (Incorporated by reference on Exhibit 10(q) to the Annual Report on
          Form 10-K for the fiscal year ended December 31, 1983)

10(r)-    Mortgage dated September 22, 1983 executed by the Company to Franklin State Bank
          (Incorporated by reference on Exhibit 10(r) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(s)-    Long Form Deed of Trust and Assignment of Rents dated September 22,
          1983 executed the Company to Franklin State Bank (Incorporated by reference on Exhibit 10(s) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(t)-   Second Amendment to Revolving Credit Agreement dated January 11, 1984 between the
          Company and Franklin State Bank (Incorporated by reference on Exhibit 10(t) to the Annual
          Report on Form 10-K for the fiscal year ended December 31, 1983)

10(u)-   Promissory Note dated January 11, 1984 executed by the Company to Franklin State Bank.
          (Incorporated by reference on Exhibit 10(u) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(v)-   Promissory Note dated January 11, 1984 executed by the Company to Franklin State Bank
          (Incorporated by reference on Exhibit 10(v) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(w)-    Warrant Certificate dated January 11, 1984 executed by the Company to Franklin State Bank
          (Incorporated by reference on Exhibit 10(w) to the Annual Report on Form 10-K for the
          fiscal year ended December 31, 1983)

10(x)-    Warrant Certificate dated January 11, 1984 executed by the Company to First Empire State
          Corporation. (Incorporated by reference on Exhibit 10(x) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(y)-    Promissory Note dated as of January 11, 1984 executed by the Company to Manfred F. Dyck.
          (Incorporated by reference on Exhibit 10(y) to the annual Report on Form 10-K for the fiscal year ended December 31, 1983)





10(z)-    Letter Agreement dated as of January 11, 1984 between the Company and Manfred F. Dyck.
          (Incorporated by reference on Exhibit 10(z) to the Annual Report on Form 10-K for the
          fiscal year ended December 31, 1983)

10(aa)-   Modification Agreement dated January 11, 1984 between the Company and Franklin State Bank
          (Incorporated by reference on Exhibit 10(aa) to the Annual Report on Form 10-K for the
          fiscal year ended December 31, 1983)

10(bb)-   Modification Agreement dated January 11, 1984 between the Company and Franklin State Bank.
          (Incorporated by reference on Exhibit 10(bb) to the Annual Report on Form 10-K for the
          fiscal year ended December 31, 1983)

10(cc)-   Stock Option Plan of the Company (Incorporated by reference to Exhibit 10(p) to the Annual
          Report on Form 10-K for the Fiscal year ended December 31, 1982)

10(dd)-   Assignment of Lease dated October 1, 1984 from CardioSearch Inc. to the Company.
          (Incorporated by reference to Exhibit 10(dd) to the Annual Report on Form 10-K for the
          fiscal year December 31, 1984)

10(ee)-   Lease Agreement dated September 26, 1984 between the Company and Morton Street Realty
          Company. (Incorporated by reference to Exhibit 10(ee) to the Annual Report on Form 10-K for
          the fiscal year December 31, 1984)

10(ff)-   Agreement dated June 6, 1984 between the Company and Midwest Metabolic Support Group as amended on October 17, 1984. (Incorporated by reference to Exhibit 10(ff) to the Annual
          Report on Form 10-K for the fiscal year December 31, 1984)

10(gg)-   Agreement dated October 18, 1984 between the Company and Midwest Metabolic Support Group.
          (Incorporated by reference to Exhibit 10(gg) to the Annual Report on Form 10-K for the
          fiscal year December 31, 1984)

10(hh)-   Agreement and release between Organon Inc. and the Company dated January 29, 1985.
          (Incorporated by reference to Exhibit 10(hh) to the Annual Report on Form 10-K for the
          fiscal year December 31, 1984)

10(ii)-   Documents evidencing $500,000 Loan from Franklin State Bank to the Company including
          Promissory Note Mortgage Modification Agreements Third Amendment to Revolving Credit
          Account. (Incorporated by reference to Exhibit 10(ii) to the Annual Report on Form 10-K for
          the fiscal year December 31, 1984)

10(jj)-   Form of 6 1/2 percent Convertible Subordinated Note due August 2, 1991 (Incorporated by
          reference to Exhibit 4(a) to the Registration Statement on Form S-3 Number 2-92798)

10(kk)-   Conversion Agency Agreement dated July 26, 1984 among the Company,
          Citicorp Bank (Switzerland), J. Henry Schroder Bank AG, Banque
          Scandinave en Suisse, Dai-Ichi Kangyo Bank (Schweiz) AG and
          Kredietbank (Suisse) SA (Incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 Number 2-92798)

10(ll)-   Letter Agreement dated August 9, 1984, between Franklin State Bank and the Company, amending Warrant No. 2 (Incorporated by reference to Exhibit 4(d) to the Registration
          Statement on Form S-3 Number 2-92798)




10(mm)-   Letter Agreement dated August 9, 1984 between First Empire State Corporation and the
          Company, amending Warrant No. 3 (Incorporated by reference to Exhibit 4(b) to the
          Registration Statement on Form S-3 Number 2-92798)

10(nn)-   Warrant No. 2-1 dated as of January 11, 1984 ("Warrant No. 2-1") executed by the Company to
          Manfred F. Dyck. (Incorporated by reference to Exhibit 4(q) to the Registration Statement on Form S-3 Number 2-92798)

10(oo)-   Letter Agreement dated August 9, 1984, between Manfred F. Dyck to the Company amending
          Warrant No. 2-1. (Incorporated by reference to Exhibit 4(h) to the Registration Statement on Form S-3 Number 2-92798)

10(pp)-   Warrant No. 5 dated August 6, 1984 executed by the Company to Franklin State Bank.
          (Incorporated by reference to Exhibit 4(i) to the Registration Statement on Form S-3 Number
          2-92798)

10(qq)-   Warrant No. 6 dated August 6, 1984 executed by the Company to First Empire State
          Corporation (Incorporated by reference to Exhibit 4(j) to the Registration Statement on
          Form S-3 Number 2-92798)

10(rr)-   Loan and Security Agreement between United Jersey Bank and the Company, including exhibits thereto, and Revolving Note executed by the Company pursuant to the terms thereof, all dated January 10, 1985. (Incorporated by reference to Exhibit 10(rr) to the Annual Report on
          Form 10-K for the fiscal year ended December 31, 1984)

10(ss)-   Documents evidencing the payment of debt to Franklin State Bank and return of all outstanding promissory notes and cancellation of mortgages. (Incorporated by reference to
          Exhibit 10(ss) to the Annual Report on Form 10-K for the fiscal year ended December 31,
          1984)

10(tt)-   Plant Purchase Agreement dated November 14, 1985 by and between Biosearch Medical
          Products Inc. and Cheeseborough-Ponds Inc.  (Incorporated by reference to Exhibit 2(a) to
          Current Report on Form 8-K dated November 14, 1985)

10(uu)-   Amendment to Loan and Security Agreement by and between United Jersey Bank and Biosearch
          Medical Products Inc. and revised Promissory Note, all dated November 25, 1985.

10(ww)-   Extension to Lease by and between Pouch Laboratories Inc. and Pembroke Agricultural
          Corporation dated June 24, 1985.

10(xx)-   Commitment Letter dated July 1, 1986 from United Jersey Bank describing amended facility.

10(yy)-   Employment Agreement dated December 29, 1980 between the Company and Ronald G. Callanan.

10(zz)-   Biosearch Medical Products, Inc. Profit Sharing Retirement Plan

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





10(qqq)-  Travenol Labs vendor-produced finished goods purchase agreement enteral feeding tubes.

10(rrr)-  Consulting and Finders agreement by and between Baladi and Company and Biosearch Medical
          Products, Inc.

10(sss)-  Term note of Biosearch Medical Products, Inc. payable to the order of the First Jersey
          National Bank $1,000,000- 90 days. Modification of note consent of Borrower and Guarantor.
          Reaffirmation of the obligations of Biosearch Medical Products, Inc. Reaffirmation of the
          guaranty of Biosearch Pouch Laboratories, Inc. Extension from 90 days to one year.



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

10(yyy)-  Warehouse lease agreement dated March 15, 1990 between Biosearch and MSA Associates.



The following exhibits are incorporated by the respective reference symbol to the Annual Report on Form 10-K for the fiscal year ended December 31, 1990:


10(zzz)-  Clintec "Hang & Spike Products Purchase Agreement" amendment dated September 14, 1990.

10(aaaa)- Agreement between Biosearch Medical Products, Inc. and Hydromer, Inc. dated January 11,
          1991 obtaining a license from Hydromer- use and sell coatings on Biosearch Products.

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

10(hhhh)- September 5, 1991 conversion of $890,000 of 10% U.S. Denominated Non-Convertible
          Subordinated Notes due April 1, 1992, into aggregate 754,239 shares of Common Stock between
          Biosearch and 1) Mirabaud & Cie, 2) Attel et Cie, 3) Algemene Bank Nederlands.
          (Incorporated by reference on exhibit 10(hhhh) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

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

10(jjjj)- Pump manufacturing agreement between Biosearch Medical Products, Inc. and N. V. Verenigde
          Bedrijven Nutricia.

10(kkkk)- Warehouse lease amendment dated May 8, 1992 between Biosearch and MSA Associates.

The following exhibits are incorporated by the respective reference symbol to the Annual Report on Form 10-K for the fiscal year ended December 31, 1992:


10(llll)- Ross Laboratories, paid-up royalty for a non-exclusive licence to the Company's patented
          Flow-Through(TM) stylet.

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

10(nnnn)- Product line purchasing agreement between Biosearch Medical Products, Inc. and N. V.
          Verenigde Bedrijven Nutricia.

10(oooo)- Extension of existing warehouse lease - dated March 8, 1993 between Biosearch and MSA
          Associates.

10(pppp)  Promissory note between Medical Specialties Co., Inc. and Biosearch Medical Products, Inc.

The following exhibits are incorporated by the respective reference symbol to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993:

10(qqqq)  Product distribution and license agreements between Biosearch Medical Products, Inc. and N.
          V. Verenigde Bedrijven Nutricia, dated April 8, 1993.

10(rrrr)  Product distribution and license agreements between Biosearch Medical Products, Inc. and C.
          R. Bard, dated January 1, 1994.

The following exhibits are incorporated by the respective reference symbol to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994:


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


22-       Subsidiary of the Company


                                   Exhibit 22

Subsidiary of the Company

          The following table sets forth certain information as of December 31, 1992 concerning the subsidiaries of the Company.

                                                   Percentage
                                    Place of        Owned by
                                  Incorporation   the Company
                                  -------------   -----------

          Pouch Laboratories, Inc.   New Jersey        100%


          During August, 1993 a resolution was passed by the Company's Board Of Directors to dissolve Pouch Laboratories, Inc. having no reason to maintain the existence of this subsidiary. (See note 4, "Discontinued Operations -- 1993 10-KSB)



25- Power of Attorney (see "Power of Attorney" in the Annual Report on Form 10-KSB)