Form 10QSB
period 1998-03-31
BIOSEARCH MEDICAL PRODUCTS INC
filed 1998-05-13
CIK 350646

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB

[X] Quarterly Report Per Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______to________.

                          Commission File Number 0-9860

                        BIOSEARCH MEDICAL PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

             New Jersey                                  22-2090421
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
                                 [X] Yes     [ ] No

Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the close of the period covered by this report.
          Class Outstanding at March 31, 1998

          Common Stock without par value    2,202,878

                        BIOSEARCH MEDICAL PRODUCTS, INC.


                              INDEX TO FORM 10-Q SB
                                 March 31, 1998


                                                                        Page No.
                                                                        --------
Part I - FINANCIAL INFORMATION

     Condensed Balance Sheet at March 31, 1998 (unaudited)
     and December 31, 1997.                                              3 - 4


     Condensed Statements of Operations (unaudited)
     for the three month periods ended
     March 31, 1998 and March 31, 1997.                                    5


     Condensed Statements of Cash Flows (unaudited)
     for the three month periods ended
     March 31, 1998 and March 31, 1997.                                    6


     Notes to (unaudited) Condensed
     Financial Statements.                                              7 - 8


     Management's Discussion and Analysis of the Financial
     Condition and the Results of Operations.                           9 - 10


Part II - OTHER INFORMATION

     Signatures.                                                          11

                                     Part I

                          ITEM I - FINANCIAL STATEMENTS

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                             March 31        December 31
                                               1998            1997(1)
                                             Unaudited


Current assets:

         Cash and cash equivalents          $    8,695        $   14,486
         Trade receivables                     355,000           351,964
         Inventories (note 2)                  338,300           372,012
         Other assets                           20,508            18,762
                                            ----------        ----------

         Total current assets                  722,503           757,224

Property, plant and equipment, (net)         1,334,136         1,351,882

Other assets                                     7,257             8,123
                                            ----------        ----------

         Total assets                       $2,063,896        $2,117,229
                                            ==========        ==========




(1) - Derived from audited financial statements.



                                   (continued)

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS
                                   (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY



                                                        March 31           December 31
                                                         1998                 1997(1)
                                                       Unaudited
Current liabilities:

         Current maturities of L/T debt               $    691,041         $    691,041
         Accounts payable                                  347,991              353,712
         Accrued liabilities                               131,720              132,330
                                                      ------------         ------------

         Total current liabilities                       1,170,752            1,177,083

Long-term debt (note 3)                                       --                   --
                                                      ------------         ------------

         Total liabilities                               1,170,752            1,177,083
                                                      ------------         ------------


Shareholders' equity:

         Common stock, no par value; 5,000,000
           shares authorized; issued 2,202,878
           at March 31, 1998, and
           at December 31, 1997                         11,129,954           11,129,954

         Accumulated deficit                           (10,205,571)         (10,158,569)

         Treasury stock, at cost;
           7,920 at March 31, 1998 and
           at December 31, 1997                            (31,239)             (31,239)
                                                      ------------         ------------

         Total shareholders' equity                        893,144              940,146
                                                      ------------         ------------

                                                      $  2,063,896         $  2,117,229
                                                      ============         ============


(1) - Derived from audited financial statements.


                       See accompanying notes to unaudited
                         condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                    Unaudited



                                            Three Months Ended March 31,
                                            ----------------------------
                                              1998                1997
                                            --------             ------


Revenues, net                             $   604,117         $   274,962

Cost of goods sold                            430,102             267,730
                                          -----------         -----------

Gross profit                                  174,015               7,232

Selling, general and
     administrative costs                     202,018             242,661
                                          -----------         -----------

Operating loss                                (28,004)           (235,429)

Other income/(expense):
     Interest expense                         (20,885)            (19,067)
     Other, net                                 1,887                 202

                                              (18,998)            (18,865)
                                          -----------         -----------

Net income/(loss)                         $   (47,002)        $  (254,294)
                                          ===========         ===========


Income/(loss) per common share:

Net income/(loss) per common share        $      (.02)        $      (.12)
                                          ===========         ===========


Weighted average number
of common shares                            2,202,878           2,202,878
                                          ===========         ===========

                       See accompanying notes to unaudited
                         condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited
                Increase/(Decrease) in Cash and Cash Equivalents


                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                             1998               1997
                                                             ----               ----
Cash flows from operating activities:

Net income/(loss)                                          $ (47,002)        $(254,294)

Adjustments to reconcile net income/(loss)
  to net cash provided by/(used in)
  operating activities:
     Depreciation and amortization                            21,234            22,380

                  Sub total                                   21,234            22,380
                                                           ---------         ---------

Changes in assets and liabilities:
     Decrease/(increase) in accounts receivable               (3,036)           83,472
     Decrease/(increase) in inventory                         33,712            15,649
     Increase in other current assets                         (1,746)           (5,033)
     Decrease/(increase) in other assets                         866             2,854
     Increase in accounts payable                             32,141           (29,150)
     Decrease in other liabilities
       and customer deposits                                 (38,472)          (88,915)
                                                           ---------         ---------
                  Sub total                                   23,465           (21,123)
                                                           ---------         ---------

Total adjustments                                             44,699             1,257
                                                           ---------         ---------

Net cash provided by/(used in) operating activities           (2,303)         (253,037)
                                                           ---------         ---------

Cash flows from investing activities:
     Capital expenditures                                     (3,488)          (13,371)

Net cash used in investing activities                         (3,488)          (13,371)
                                                           ---------         ---------


Cash flows from financing activities:
     Principal payments on long-term borrowing                  --              (8,481)
                                                           ---------         ---------

Net cash used in financing activities                           --              (8,481)
                                                           ---------         ---------

Net (decrease)/increase in cash
     and cash equivalents                                     (5,791)         (274,889)

Cash & equivalents at beginning of period                     14,486           321,376
                                                           ---------         ---------

Cash & equivalents at end of period                        $   8,695         $  46,487
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

     In the opinion of the management of the Company, the accompanying condensed financial statements contain only normal and recurring adjustments necessary for the fair presentation of the Company's financial position as of March 31, 1998 and the results of operations for the three month periods ended March 31, 1998 and March 31, 1997 and the statement of cash flows for the three month periods ended March 31, 1998 and March 31, 1997.

     The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for a succeeding quarter or for the full year.



2. Inventories

                                March 31, 1998          December 31, 1997
                                  Unaudited

       Finished Goods            $    87,263              $     95,992
       Work In Process               127,582                   140,271
       Raw Materials                 123,455                   135,749
                                 -----------               -----------

                                 $   338,300               $   372,012
                                 ===========               ===========

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited


3. Long-Term Debt

                                     March 31, 1998    December 31, 1997
                                       Unaudited


        Note payable - bank (a)         691,041             691,041

        Less current maturities         691,041             691,041
                                       --------            --------

        Long-term debt                 $   --              $   --
                                       ========            ========




     This note is secured by a first mortgage on the Company's Somerville, New Jersey facility and miscellaneous equipment, and represents Economic Development Authority ("EDA") funds. The note bears an interest rate of 75% of prime with a minimum interest rate of 11.25% and a maximum interest rate of 22.5%. The principal is payable in varying monthly installments of principal and interest, with the final payment April 1, 2007. The Company stopped all payments as of 2/26/97.

     On August 25,1997, Summit Bank notified the Company that it was in default for failure to make payments when due. Summit Bank exercised its right under the Loan Document to declare due and payable the entire outstanding balance. On February 24, 1998, Summit bank entered a judgement against the Company on the docket of the Superior Court in Bergen County, N.J. for non payment of notes and on March 18, 1998 they entered a judgement for foreclosure against the Company on the docket of the Superior Court of Somerset County, N.J.


4. Commitments and Contingencies


     There are no claims or actions against the Company which will materially effect its financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.


Item 2. Management Discussion and Analysis of the Financial Condition and Results of Operations

Results of Operations

     Revenues were $604,117 for the three months ended March 31, 1998, up $329,155, or 120% compared to revenues of $274,962 for the prior year three month period. OEM products sales were approximately 86% of revenues in the first quarter 1998 compared to 67% for the same period in 1997. The increase in revenues is due primarily to the sales volume with SIMS/Portex versus last year, which resulted in a sales increase of approximately $339,000. All existing purchase orders with SIMS/Portex will be completed by June 1998.

     Gross profit of $174,015, or 29% was up $166,783, or 306% from the first quarter 1997 comparable gross profit of $7,232, or 3%. The change in gross profit is directly due to the increase in revenues as discussed above and the cost containment procedures implemented in 1996 and continued in 1998.

     Operating loss of $28,004 was $207,426, or 88% less than the operating loss of $235,430 generated during the first quarter of 1997. These results were mostly attributed to the cost containment procedures implemented and continued in 1998 and the revenue increase versus 1997.

     Net loss of $47,002 is $207,292 less than the loss of $254,294 from continuing operations generated during the first quarter of 1997. The increase of approximately $330,000 in revenues, and the cost containment procedures implemented is the primary reason for the improvement in the bottom line, however increased sales volumes are needed to show a profit.

                        BIOSEARCH MEDICAL PRODUCTS, INC.


Item 2. Management Discussion and Analysis of the Financial Condition and Results of Operations



Liquidity and Capital Resources

     The Company's operating activities used $2,303 of cash during the first quarter 1998 as compared to using $253,037 in 1997. Financing activities used no cash for the three month period ended March 31, 1998 due to cash flow problems. Investing activities used $3,488 for capital expenditures. The net result of first quarter 1998 cash flow was a decrease of $5,791 in cash and cash equivalents.

     For the three month period ended March 31, 1998 all assets and liabilities generated approximately $24,000 in cash.

     Management believes that the Company's financial condition at March 31, 1998 represents an uncertain base to conduct current operations. There is no assurance that the Company's operations will generate sufficient cash flow over the long term to meet its long-term obligations. The Company is in the process at this time of looking into obtaining additional financing. To date, the Company has no available line of credit.

     The Company is ISO 9000 certified and recived approval to CE mark its bi-polar coagulation probe from British Standards Institute and can CE mark its biofeedback device by self-certification.The Company feels this certification will open the European market to its products and allow it to build additional relationships with other large medical products companies' who for whatever reason, have not received their certification and wish to sell their products in Europe. The Company is focusing all its efforts on its OEM business and its intermittent urinary catheter product line.

     There is no assurance that the Companys' revenues will attain the volumes needed to maintain long-term operations.

                                     Part II

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         BIOSEARCH MEDICAL PRODUCTS, INC.


Dated: May 13, 1998                      /s/ Manfred F. Dyck
                                             -------------------------
                                             Manfred F. Dyck
                                             President and Principal
                                             Executive Officer and Director


Dated: May 13, 1998                     /s/ Robert C. Keller
                                            --------------------------
                                            Robert C. Keller
                                            Chief Financial Officer