Form 10QSB
period 1998-06-30
BIOSEARCH MEDICAL PRODUCTS INC
filed 1998-08-14
CIK 350646

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB

[X] Quarterly Report Per Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from __________________to_________________.


                          Commission File Number 0-9860

                        BIOSEARCH MEDICAL PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                           22-2090421
--------------------------------                        -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

35 Industrial Parkway, Somerville, New Jersey                 08876-1276
---------------------------------------------              -----------------
   (Address of principal executive offices)                  (Zip Code + 4)

Registrant's telephone number, including area code:   (908) 722-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes       [ ] No
Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the close of the period covered by this report.

                                                     Outstanding at
                     Class                           June 30, 1998
                ----------------                     --------------
                 Common Stock,
                without par value                      2,202,878

                        BIOSEARCH MEDICAL PRODUCTS, INC.


                              INDEX TO FORM 10-Q SB
                                  JUNE 30, 1998


                                                                        Page No.
                                                                        --------

Part I - FINANCIAL INFORMATION
------------------------------

     Condensed Balance Sheet at June 30, 1998 (unaudited)
     and December 31, 1997.                                              3 - 4


     Condensed Statements of Operations (unaudited)
     for the three month periods and six month periods ended
     June 30, 1998 and June 30, 1997.                                      5


     Condensed Statements of Cash Flows (unaudited)
     for the three month periods and six month periods ended
     June 30, 1998 and June 30, 1997.                                      6


     Notes to (unaudited) Condensed
     Financial Statements.                                               7 - 8


     Management's Discussion and Analysis of the Financial
     Condition and the Results of Operations.                            9 - 10



Part II - OTHER INFORMATION
---------------------------

     Signatures.                                                          11

                                     Part I
                                     ------

                          ITEM I - FINANCIAL STATEMENTS

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                  June 30         December 31
                                                   1998             1997(1)
                                                 Unaudited
Current assets:

         Cash and cash equivalents               $   13,820        $   14,486
         Trade receivables                          219,835           351,964
         Inventories (note 2)                       348,097           372,012
         Other assets                               361,680            18,762
                                                 ----------        ----------

         Total current assets                       886,954           757,224

Property, plant and equipment, (net)                172,456         1,351,882

Other assets                                          7,059             8,123
                                                 ----------        ----------

         Total assets                            $1,066,469        $2,117,229
                                                 ==========        ==========




(1) - Derived from audited financial statements.





                                  (continued)

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS
                                   (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                               June 30           December 31
                                                                 1998             1997(1)
                                                              Unaudited
                                                              ---------         ------------
Current liabilities:

         Current maturities of L/T debt (note 3)            $       --         $    691,041
         Accounts payable                                        241,350            353,712
         Accrued liabilities                                      97,462            132,330
                                                            ------------       ------------

         Total current liabilities                               338,812          1,177,083

Long-term debt (note 3)                                             --                 --
                                                            ------------       ------------

         Total liabilities                                       338,812          1,177,083
                                                            ------------       ------------


Shareholders' equity:
         Common stock, no par value; 5,000,000
           shares authorized; issued 2,202,878
           at June 30, 1998, and at December 31, 1997.        11,129,954         11,129,954

         Accumulated deficit                                 (10,371,058)       (10,158,569)

         Treasury stock, at cost;  7,920 shares
           at June 30, 1998 and at December 31, 1997.            (31,239)           (31,239)
                                                            ------------       ------------

         Total shareholders' equity                              727,657            940,146
                                                            ------------       ------------

                                                            $  1,066,469       $  2,117,229
                                                            ============       ============

(1) - Derived from audited financial statements.

                       See accompanying notes to unaudited
                         condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                    Unaudited



                                     Three Months Ended                  Six Months Ended
                                          June 30                            June 30
                                     ------------------                   ------------
                                   1998              1997             1998              1997
                                   ----              ----             ----              ----
Revenues, net                  $   381,065       $   402,186       $   985,182       $   677,148

Cost of goods sold                 320,969           409,109           751,071           676,839
                               -----------       -----------       -----------       ----------

Gross profit                        60,096            (6,923)          234,111               309

Selling, general and
     administrative costs          224,041           197,749           426,059           440,410
                               -----------       -----------       -----------       ----------

Operating loss                    (163,945)         (204,672)         (191,949)         (440,101)

Other income/(expense):
     Interest expense               (1,542)          (14,955)          (22,427)          (34,022)
     Other, net                       --               9,263             1,886             9,465
                               -----------       -----------       -----------       ----------


                                    (1,542)           (5,692)          (20,541)          (24,557)
                               -----------       -----------       -----------       ----------

Pre-tax net (loss)                (165,487)         (210,364)         (212,490)         (464,658)

Federal income taxes

Net loss                       $  (165,487)      $  (210,364)      $  (212,490)      $  (464,658)
                               ===========       ===========       ===========       ===========




Net loss per common share      $      (.08)      $      (.09)      $      (.10)      $      (.21)
                               ===========       ===========       ===========       ===========



Weighted average number
of common shares                 2,202,878         2,202,878         2,202,878         2,202,878
                               ===========       ===========       ===========       ===========



                            See accompanying notes to
                    unaudited condensed financial statements



                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited
                Increase/(Decrease) in Cash and Cash Equivalents
                ------------------------------------------------

                                                     Three Months Ended               Six Months Ended
                                                           June 30                        June 30
                                                     ------------------              ------------------
                                                     1998           1997             1998            1997
                                                     ----           ----             ----            ----
Cash flows from operating activities:

Net income                                        $(165,487)      $(210,364)      $(212,490)      $(464,658)

Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation and amortization                   17,657          19,616          38,891          41,996
                                                  ---------       ---------       ---------       ---------

                  Sub total                          17,657          19,616          54,665          41,996
                                                  ---------       ---------       ---------       ---------

Changes in assets and liabilities:

     (Increase)/decrease in accts receivable        139,165         (97,170)        136,129         (13,698)
     Decrease/(increase) in inventory                (9,798)         73,525          23,915          89,174
     Decr/(incr) in other current assets              5,328           3,888           3,582          (1,145)
     Increase in other assets                           198             865           1,064           3,719
     (Decrease)/increase in accounts payable        (35,651)        132,632          (3,510)        103,482
     Decrease in other liabilities
       and customer deposits                         53,713          44,891          15,241         (44,024)
                                                  ---------       ---------       ---------       ---------

                  Sub total                         152,955         158,631         176,421         137,508
                                                  ---------       ---------       ---------       ---------

Total adjustments                                   170,612         178,247         215,312         179,504
                                                  ---------       ---------       ---------       ---------

Net cash used in operating activities                 5,125         (32,117)          2,822        (285,154)
                                                  ---------       ---------       ---------       ---------

Cash flows from investing activities:

     Capital expenditures                              --            44,692          (3,488)         31,321

Net cash provided by investing activities              --            44,692          (3,488)         31,321
                                                  ---------       ---------       ---------       ---------

Cash flows from financing activities:

     Principal payments on long-term
       borrowings                                      --            (6,370)           --           (14,851)
                                                  ---------       ---------       ---------       ---------

Net cash used in financing activities                  --            (6,370)           --           (14,851)
                                                  ---------       ---------       ---------       ---------

Net increase/(decrease) in cash & cash
  equivalents                                         5,125           6,205            (666)       (268,384)

Cash & cash equivalents at beginning
  of period                                           8,695          46,487          14,486         321,376
                                                  ---------       ---------       ---------       ---------

Cash & cash equivalents at end of period          $  13,820       $  52,692       $  13,820       $  52,692
                                                  =========       =========       =========       =========



                            See accompanying notes to
                    unaudited condensed financial statements



                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

1.   Basis of Presentation
--------------------------

     The accounting policies followed by the Company are set forth in Note 1 of Notes to Condensed Financial Statements in the 1997 Annual Report on Form 10-KSB.

In the opinion of the management of the Company, the accompanying condensed financial statements contain only normal and recurring adjustments necessary for the fair presentation of the Company's financial position as of June 30, 1998 and the results of operations for the three month periods and six month periods ended June 30, 1998 and June 30, 1997 and the statement of cash flows for the three month periods and six month periods ended June 30, 1998 and June 30, 1997.

     The results of operations for the three month periods and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for a succeeding quarter or for the full year.

2.   Inventories
----------------

                               June 30, 1998     December 31, 1997
                                 Unaudited

            Finished Goods       $ 83,451            $ 95,992
            Work In Process        96,454             140,271
            Raw Materials         168,192             135,749
                                 --------            --------

                                 $348,097            $372,012
                                 ========            ========

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

3.   Long-Term Debt
-------------------

                                   June 30, 1998    December 31, 1997
                                     Unaudited



       Note payable - bank (a)            --             691,041

       Less current maturities            --             691,041
                                    ----------          --------

       Long-term debt               $     --            $   --
                                    ==========          ========

     (a) The company announced on June 12, 1998 that it sold its property on 35 Industrial Parkway, Branchburg to Hydromer Inc. for the sum of $850,000 and a prepaid lease back of approximately two thirds of the building for three years with a value of approximately $346,500 bringing the value of the total deal to $1,196,500. The Company considers this transaction fair and reasonable and with it, the Company paid off its debt to Summit Bank. All judgements, held by Summit Bank, against the Company have been dismissed.


4.   Sale-Leaseback Transaction
-------------------------------

     The Company has entered into an agreement with Hydromer Inc.,a related party, through common stockholders , for the sale and leaseback of their facility. The lease is classified as an operating lease in accordance with SFAS No. 13 "Accounting for Leases". As of June 12,1998, the building, land and improvements with net book values totaling $1,144,023 have been removed from the balance sheet, and the loss realized on the sale transaction of $294,022 has been deferred as Prepaid Rent and is being charged to rent expense over the lease term of 36 months.

     In conjunction with the above transaction, the following noncash activity took place:

     Sale of building                                $(1,144,023)
     Payoff of mortgage principal and Interest           722,419
     Royalty payment                                      18,730
     Additional fees to satisfy bank debt                108,851
                                                     -----------
     Prepaid rent                                    $   294,022
                                                     ===========

                        BIOSEARCH MEDICAL PRODUCTS, INC.

Item 2. Management Discussion and Analysis of the Financial Condition and Results of Operations


Results of Operations
---------------------

     Revenues were $381,065 for the three months ended June 30, 1998, down $21,121 or 5.2% compared to revenues of $402,186 for the prior year three month period. The revenues for the six months ended June 30, 1998 were up $308,034 or 45.5% compared to last year's $677,148.

     Gross profit for the second quarter 1998 was $60,096 up $67,019 from a negative gross profit of $6,923, for the same period in 1997. Six month figures reflect the same trend, gross profit being up $233,802 from $309 in 1997 to $234,111 in 1998. The increase in gross profit is due primarily to the sales increase attained in 1998 versus the total sales volume for 1997 along with cost containment prcedures implemented in 1997 and continued in 1998.

     Operating loss for the second quarter 1998 was $163,945 or 43% of sales. This represents a reduction in the loss of $40,727 or 19.9% compared to the 1997 loss of $204,672 or 50.9% of sales. Year to date 1998, the operating loss is $191,949 or 19.5% of sales compared to a loss of $440,101 or 65% of sales for 1997. The reduction in the net operating losses between 1998 and 1997 reflect a conscious effort of management to maintain cost controls implemented in 1997, however certain revenue levels need to be attained to make the company profitable.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

Item 2. Management Discussion and Analysis of the Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities generated $5,125 in cash for the second quarter 1998 and $2,822 for the six monthe of 1998. There were no Investing activities during the second quarter 1998 and year to date the company used $3,488.There was no financing activities during 1998. The overall cash flow decreased by $666 for the six months ended June 30, 1998

     For the three month period ended June 30, 1998 the Company generated $5,125 from operating activities. This is due primarily to an increase in accounts receivable of $139,165 and an increase in other laibilities of $53,713 offset by a decrease in accounts payable of $35,651and an operating loss for the second quarter of $165,487. All other assets and liabilities generated $13,385 in cash.

     Management believes that the Company's financial condition at June 30, 1998 represents an uncertain base to conduct current operations. The Company's Ability to continue as a going concern is dependent upon its success at generating sufficient cash flow or obtaining additional financing as required to meet its obligations, suppirt its working capital needs and curtailing the ongoing losses by generating profitable revenue levels.

     The Company continues to focus all its efforts on its OEM business and its intermittent urinary catheter product line. The Company received its ISO 9000 certification and its CE mark certification. The Company feels this will open the European market to its products and allow additional relationships with other large medical companies' who have not received their certification and wish to sell their products in Europe.

                           Part II - Other Information






                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        BIOSEARCH MEDICAL PRODUCTS, INC.
                        --------------------------------






Dated:  August 12, 1998               /s/ Manfred F. Dyck
                                    -------------------------------------
                                          Manfred F. Dyck
                                          President and Principal
                                          Executive Officer and Director





Dated:  August 12, 1998               /s/ Robert C. Keller
                                    -------------------------------------
                                          Robert C. Keller
                                          Treasurer
                                          Chief Financial and Accounting Officer