Form 10QSB
period 1998-09-30
BIOSEARCH MEDICAL PRODUCTS INC
filed 1998-11-16
CIK 350646

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB

[X] Quarterly Report Per Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended SEPTEMBER 30, 1998. OR

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________to_________________.

                          Commission File Number 0-9860
                                                 ------

                        BIOSEARCH MEDICAL PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                         22-2090421
 ------------------------------                         ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)

35 Industrial Parkway, Somerville, New Jersey                 08876-1276
---------------------------------------------          ------------------------
  (Address of principal executive offices)                  (Zip Code + 4)

Registrant's telephone number, including area code:   (908)  722-5000
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

               Class                           Outstanding at
                                               September 30, 1998
            Common Stock,
            without par value                      2,202,878

                        BIOSEARCH MEDICAL PRODUCTS, INC.


                              INDEX TO FORM 10-Q SB
                               SEPTEMBER 30, 1998


                                                                      Page No.
                                                                      --------

Part I - FINANCIAL INFORMATION
------------------------------

     Condensed Balance Sheet at September 30, 1998
     (unaudited) and December 31, 1997.                                  3 - 4


     Condensed Statements of Operations (unaudited)
     for the three month periods and nine month periods ended
     September 30, 1998 and September 30, 1997.                            5


     Condensed Statements of Cash Flows (unaudited)
     for the three month periods and nine month periods
     ended September 30, 1998 and September 30, 1997.                      6


     Notes to (unaudited) Condensed
     Financial Statements.                                               7 - 8


     Management's Discussion and Analysis of the Financial
     Condition and the Results of Operations.                            9 - 10



Part II - OTHER INFORMATION
---------------------------

     Signatures.                                                          11

                                     Part I

                          ITEM I - FINANCIAL STATEMENTS

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------


                                            September 30          December 31
                                                1998                1997(1)
                                             Unaudited


Current assets:

         Cash and cash equivalents            $  122,110          $   14,486
         Trade receivables                       115,615             351,964
         Inventories (note 2)                    354,191             372,012
         Other assets                            279,250              18,762
                                              ----------          ----------

         Total current assets                    871,166             757,224

Property, plant and equipment, (net)             161,953           1,351,882

Other assets                                      11,194               8,123
                                              ----------          ----------

         Total assets                         $1,044,313          $2,117,229
                                              ==========          ==========




(1) - Derived from audited financial statements.





                                   (continued)

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS
                                   (continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                       September 30           December 31
                                                           1998                 1997(1)
                                                        Unaudited
Current liabilities:

     Current maturities of L/T debt (note 3)           $       --             $    691,041
     Customer deposit                                       245,000                   --
     Accounts payable                                       186,121                353,712
     Accrued liabilities                                    129,324                132,330
                                                       ------------           ------------

     Total current liabilities                              560,445              1,177,083

Long-term debt (note 3)                                        --                     --
                                                       ------------           ------------

     Total liabilities                                      560,445              1,177,083
                                                       ------------           ------------


Shareholders' equity:
     Common stock, no par value; 5,000,000
       shares authorized; issued 2,202,878
       at Sept 30, 1998, and at Dec 31, 1997             11,129,954             11,129,954

     Accumulated deficit                                (10,614,847)           (10,158,569)

     Treasury stock, at cost;  7,920 shares
       at Sept 30, 1998 and at Dec 31, 1997                 (31,239)               (31,239)
                                                       ------------           ------------

     Total shareholders' equity                             483,868                940,146
                                                       ------------           ------------

                                                       $  1,044,313           $  2,117,229
                                                       ============           ============

(1) - Derived from audited financial statements.

                       See accompanying notes to unaudited
                         condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                    Unaudited



                                    Three Months Ended                   Nine Months Ended
                                        September 30                       September 30
                                  ----------------------              ----------------------

                                  1998              1997              1998              1997
                                  ----              ----              ----              ----

Revenues, net                  $   186,169       $   550,508       $ 1,171,351       $ 1,227,657

Cost of goods sold                 223,683           398,650           974,755         1,075,490
                               -----------       -----------       -----------       -----------

Gross profit                       (37,514)          151,858           196,596           152,167

Selling, general and
     administrative costs          211,274           209,953           637,334           650,363
                               -----------       -----------       -----------       -----------

Operating loss                    (248,788)          (58,095)         (440,737)         (498,196)

Other income/(expense):
     Interest expense                 --             (21,339)          (22,427)          (55,360)
     Other, net                      5,000             8,000             6,886            17,465
                               -----------       -----------       -----------       -----------


                                     5,000           (13,339)          (15,541)          (37,895)
                               -----------       -----------       -----------       -----------

Pre-tax net income/(loss)         (243,788)          (71,434)         (456,278)         (536,091)

Federal income taxes

Net loss                       $  (243,788)      $   (71,434)      $  (456,278)      $  (536,091)
                               ===========       ===========       ===========       ===========




Net loss per common share      $      (.11)      $      (.03)      $      (.21)      $       (.24)
                               ===========       ===========       ===========       ===========



Weighted average number
of common shares                 2,202,878         2,202,878         2,202,878          2,202,878
                               ===========       ===========       ===========       ===========



                            See accompanying notes to
                    unaudited condensed financial statements

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    Unaudited
                Increase/(Decrease) in Cash and Cash Equivalents


                                                           Three Months Ended               Nine Months Ended
                                                              September 30                     September 30
                                                          -----------------------         ----------------------
                                                           1998             1997          1998              1997
                                                           ----             ----          ----              ----
Cash flows from operating activities:

Net loss                                                $(243,788)      $ (71,434)      $(456,278)      $(536,092)

Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation and amortization                         10,503          22,380          49,394          64,376
                                                        ---------       ---------       ---------       ---------


                  Sub total                                10,503          22,380          49,394          64,376
                                                        ---------       ---------       ---------       ---------

Changes in assets and liabilities:

     (Increase)/decrease in accts receivable              100,220         (70,177)        236,349         (83,875)
     Decrease/(increase) in inventory                      (6,095)         33,013          17,820         122,187
     Decr/(incr) in other current assets                   29,952          14,200          33,534          13,055
     Decrease in other assets                              (4,135)            865          (3,071)          4,584
     (Decrease)/increase in accounts payable              (55,229)         23,626         (58,739)        127,108
     Increase in other liabilities
       and customer deposits                              276,862         673,651         292,103         629,827
                                                        ---------       ---------       ---------       ---------

                  Sub total                               341,575         675,178         517,996         812,686
                                                        ---------       ---------       ---------       ---------

Total adjustments                                         352,078         697,558         567,390         877,062
                                                        ---------       ---------       ---------       ---------

Net cash used in operating activities                     108,290         626,124         111,112         340,970
                                                        ---------       ---------       ---------       ---------

Cash flows from investing activities:

     Capital expenditures                                    --            (8,117)         (3,488)         23,204

Net cash provided by investing activities                    --            (8,117)         (3,488)         23,204
                                                        ---------       ---------       ---------       ---------

Cash flows from financing activities:

     Principal payments on long-term borrowings              --          (647,883)           --          (662,734)
                                                        ---------       ---------       ---------       ---------

Net cash used in financing activities                        --          (647,883)           --          (662,734)
                                                        ---------       ---------       ---------       ---------

Net increase/(decrease) in cash & cash equivalents        108,290         (29,876)        107,624        (298,560)

Cash & cash equivalents at beginning of period             13,820          52,692          14,486         321,376
                                                        ---------       ---------       ---------       ---------

Cash & cash equivalents at end of period                $ 122,110       $  22,816       $ 122,110       $  22,816
                                                        =========       =========       =========       =========


                            See accompanying notes to
                    unaudited condensed financial statements

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

1.   Basis of Presentation
     ---------------------

     The accounting policies followed by the Company are set forth in Note 1 of Notes to Condensed Financial Statements in the 1997 Annual Report on Form 10-KSB.

     In the opinion of the management of the Company, the accompanying condensed financial statements contain only normal and recurring adjustments necessary for the fair presentation of the Company's financial position as of September 30, 1998 and the results of operations for the three month periods and nine month periods ended September 30, 1998 and September 30, 1997 and the statement of cash flows for the three month periods and nine month periods ended September 30, 1998 and September 30, 1997.

     The results of operations for the three month periods and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for a succeeding quarter or for the full year.





2.   Inventories
     -----------

                                   September 30, 1998     December 31, 1997
                                      Unaudited

              Finished Goods           $ 84,935               $ 95,992
              Work In Process            98,147                140,271
              Raw Materials             171,109                135,749
                                       --------               --------

                                       $354,191               $372,012
                                       ========               ========

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

3.   Long-Term Debt
     --------------
                                September 30, 1998     December 31, 1997
                                     Unaudited



     Note payable - bank (a)            --                 691,041

     Less current maturities            --                 691,041
                                      -----                --------

     Long-term debt                   $ --                 $691,041
                                      =====                ========

     (a) On June 12,1998 the Company sold its property at 35 Industrial Parkway, Branchburg to Hydromer Inc., a related party, for the sum of $850,000 and a prepaid lease back of approximately two thirds of the building for three years with a value of approximately $346,500 bringing the value of the total deal to $1,196,500. The Company considers this transaction fair and reasonable. The Company paid off its debt to Summit Bank and all judgements against the Company have been dismissed.



4.   Sale-Leaseback Transaction
     --------------------------

     The Company has entered into an agreement with a related party, through a common stockholder (or common stockholders), for the sale and leaseback of their facility. The lease is classified as an operating lease in accordance with SFAS No. 13 "Accounting for Leases". As of June 12, 1998, the building, land and improvements with net book values totaling $1,144,023 have been removed from the balance sheet, and the loss realized on the sale transaction of $294,022 has been deferred as Prepaid Rent and is being charged as rent expense over the lease term of 36 months.

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
                                                           ===========

                        BIOSEARCH MEDICAL PRODUCTS, INC.

Item 2. Management Discussion and Analysis of the Financial Condition and Results of Operations


Results of Operations
---------------------

     Revenues were $186,169 for the three months ended September 30, 1998, down $364,339 or 66.2% compared to revenues of $550,508 for the prior year three month period. This drop in sales was due primarily to the loss of the SIMS/Portex and Sherwood Davis & Geck business. Revenues for the nine months ended September 30, 1998 were $1,171,351,down $56,306 or 4.6% compared to last year's $1,227,657.

     Gross profit for the third quarter 1998 was a loss of $37,514, down $189,372 or 124.7% from a profit of $151,858 for the same period in 1997, showing a major decline in gross margins versus prior periods. The major cause of this decline is due to the loss of the SIMS/Portex business. The loss of this business caused the Company to not generated enough sales to overcome the fixed manufacturing overhead and cause a loss at the gross profit level.Nine month figures reflect the same trend, gross profit of $196,596 is 29.2% better than last years gross profit of $152,167. As a percent of sales however, gross profit has dropped from 23.8% of year to date second quarter sales to 16.8% of sales for year to date third quarter sales. This was due primarily to the loss of the SIMS/ Portex business as discussed earlier, offset by the cost reduction procedures implimented in 1996 and which still continue today.

     The operating loss for the third quarter 1998 was $248,788 or 133.6% of sales. This represents a increase in the loss of $190,693 or 428.2% compared to the 1997 loss of $58,095 or 10.6% of sales during the same period last year. Year to date 1998, the operating loss is $440,737 or 37.6% of sales against a loss of $498,196 or 40.6% of sales for 1997. These losses are largely due to the loss of the SIMS/Portex business as discussed earlier, offset by significant cost reductions attained in the sales and general administration area during this period.

     The net loss for the third quarter 1998 was $243,788 or 130.9%, which was $172,354 or 341.37% greater than 1997 third quarter net loss of $71,434 or 13%of sales. As of September 30, 1998 the year to date net loss is $456,278 or 39% of sales, which is less by $79,813 or 14.9% from last years loss of $536,091 or 43.7% of sales. Cost reductions continue to be attained, however sales volumes have to be increased for the company to continue as a going concern.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

Item 2.  Management Discussion and Analysis of the Financial Condition
             and Results of Operations

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities generated $108,290 for the third quarter 1998, and year to date 1998 generated $111,112. There were no Investing activities during the third quarter 1998 and year to date $3,488 was used. There were no financing activities during 1998.

     For the three month period ended September 30, 1998 the Company's cash generation was due primarily from a deposit of $245,000 from a large conglomerate and receivable collections of over $100,000 offset by a third quarter loss of $243,788.

     Management believes that the Company's financial condition at September 30,1998 represents an uncertain base to conduct operations. There is no assurance that the Company will attain the needed volumes to sustain the Companys' operations and generate sufficient cash flow to meet all its obligations.

     The Company continues to focus all its efforts on its OEM business and its intermittent urinary catheter product line. The Company is ISO 9001 certified and received its CE mark certification for all its products including devices such as the coagulation probe, indwelling biliary stent, urinary and fecal incontinence/constipation device, intermittent urinary catheter and enteral/gastrostomy related devices. The Company feels this will open up the European market to its products and allow additional relationships with other large medical product comapnies who have not received their CE certification and wish to sell their products in Europe.

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



                        BIOSEARCH MEDICAL PRODUCTS, INC.
                        --------------------------------






Dated:  November 13, 1998                 /s/ Manfred F. Dyck
                                        ------------------------------------
                                        Manfred F. Dyck
                                        Chief Executive Officer and Director




Dated:  November 13, 1998                 /s/ Robert C. Keller
                                        -------------------------------------
                                        Robert C. Keller
                                        Treasurer
                                        Chief Financial and Accounting Officer