Form 10QSB/A
period 1998-09-30
BIOSEARCH MEDICAL PRODUCTS INC
filed 1999-01-14
CIK 350646

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

Item 2.  Management Discussion and Analysis of the Financial Condition
             and Results of Operations

Year 2000 Issue
---------------

     The Company has conducted a review of its computer systems and products to identify what could be affected by the "Year 2000" issue. No products are affected; all PC based hardware and software are not affected; the Company's System 36 software may not perform the Year 2000 calculation correctly, hence the Company is developing an implementation plan to resolve the issue. The Year 2000 problem is a result of computer programs written using only two digits rather than four digits to define the applicable year. The Company presently believes with modification to existing software or converting to new software and hardware, the Year 2000 will not pose significant operational problems for the Company's computer system.

     In 1998 the Company formed a Y2K committee of its CEO, President and two Vice Presidents. The committee has determined:


     1. The contents of previous disclosures in its filings with the S.E.C., remain accurate.

     2. It has been reaffirmed that the design of all the Company's products do not contain any characteristics that will be affected by the Y2K issue. The only produt that contained software code is an enteral feeding pump (discontinued) which did not use any date functions.


     As to operations, the Company is still evaluating its suppliers and vendors for any potential business interruption against a worst case scenario of:

     1. Loss of power for fourteen days, brown outs for another fourteen days.

     2. Loss of natural gas after five days for twenty-three days more.

     3. Disruptions in transportation for thirty days.

     4. Banking closure for four weeks.


     The Company's expenditure to deal with this scenario will be material. It intends to advise its clients that shipments will be held after 12/1/99 and does not expect to begin shipments until 2/1/2000. Loss of two months shipments is expected to have a material effect on its financial statements.

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



                        BIOSEARCH MEDICAL PRODUCTS, INC.
                        --------------------------------






Dated:  January 14, 1999                /s/ Manfred F. Dyck
                                        ------------------------------------
                                        Manfred F. Dyck
                                        Chief Executive Officer and Director




Dated:  January 14, 1999                /s/ Robert C. Keller
                                        -------------------------------------
                                        Robert C. Keller
                                        Treasurer
                                        Chief Financial and Accounting Officer