Form 10KSB
period 1998-12-31
BIOSEARCH MEDICAL PRODUCTS INC
filed 1999-03-31
CIK 350646

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K SB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________.

                          Commission File Number 0-9860

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                       --------------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                  22-2090421
             ----------                                  ----------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification Number)

35 Industrial Parkway, Somerville,New  Jersey                 08876-1276
---------------------------------------------                 ----------
  (Address of principal executive offices)                  (Zip Code + 4)

Registrant's telephone number, including area code:   (908)  722-5000
                                                      ---------------
           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                    Name of exchange on which registered
    -------------------                    ------------------------------------
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

     Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

     THE AGGREGATE MARKET VALUE ON MARCH 28, 1998 OF VOTING STOCK HELD BY NON-AFFILIATE OF THE REGISTRANT IS ESTIMATED TO BE $250,000.

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

PRODUCTS & CONTRACT SERVICES

PRODUCTS

     Historically, the Company designed, manufactured and marketed Enteral Feeding Devices and Specialty G.I. Products. However, during 1994, the company entered into agreements with Sherwood Medical Company which formed with them a strategic business alliance. The alliance drastically changed the structure of the Company's business. The majority of the Company's current manufacturing is now largely focused on its intermittent urinary catheters but current purchase orders expired in June 1998 and its hemostatic coagulation probe line, whose sales have increased drastically due to OEM manufacturing for two large customers, U.S. Endoscopy and Wilson-Cook. The Company continues to explore other business opportunities, develop new medical products and market their remaining products, e.g., Biofeedback for anorectal dysfunction applications and its indwelling biliary stents through direct customer and contract manufacture.

     Sales of contract manufactured products during 1998 were approximately 77% of total revenue compared to approximately 80% for the same period of 1997. The Company considers that its products and services compete in the business segment of the "Medical Device" industry involving research, development, manufacturing and sales.

CONTRACT RESEARCH & DEVELOPMENT

     The Company derived no revenue from contract research & development arrangements during 1998 and 1997 revenue was less than 1% of total Company revenue. From time-to-time, the Company may be contracted by larger medical product companies to develop or assist in the development of prototype medical devices. The Company continues to explore opportunities in this area of business as it aligns itself with larger medical product companies for contract manufacturing and original equipment manufactured ("OEM") products.

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

     By mid-1993, the Company announced it had entered into an exclusive technology and patent license agreement with Nutricia, B.V. In connection with the agreement the Company has sublicensed one of two Hydromer technology and patent licenses. The agreement provides Nutricia with the right to manufacture and sell, under their name, the Company's former line of enteral and surgical products in Europe, Africa, Australia and Asia, with the exception of Japan, while reserving the Company's rights to sell its products, now restricted by the Sherwood agreement, and in connection with the Company's trademarks/tradenames. The Company received $300,000 cash which was recorded in other income in 1993, and will receive a 5% royalty for the life of patented products. There were no royalties in 1998 or 1997.

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

     In May 1994, the Company successfully negotiated several agreements with Sherwood Medical Company which provided the Company with much needed cash to operate the business. In addition, the Company licensed and sub-licensed certain patented technology. The two year supply agreement , agreed to by the Company , expired in 1996. The Company agreed to a five year covenant not to manufacture or sell medical devices promoted for gastrointestinal feeding or gastric decompression. A two and one half year supply agreement was also signed on the Company's "J-Tube" products subject to existing agreements with other companies which expired in 1996.

     Sales of the Company's products to specific customers may, at times, be significant to the overall revenues of the Company. During 1998, Sherwood Medical Company accounted for approximately $10,000, or less than 1% of the Company's revenues, approximately $514,000 or 27% of the Company's revenues during 1997 and approximately $1,951,000 or 74% in 1996. Sales to Smith Industries Medical Systems/Portex Ltd. amounted to $596,000 or 49% versus $700,000 or 36% in 1997 and $114,000 or 4% in 1996, and Bard Interventional amounted to $234,000 or 19% versus sales of $225,000 or 12% in 1997 and $200,000 or 8% in 1996. No other single customer accounted for more than 10% of the Company's revenue in 1998, 1997, or 1996. In May 1996 the agreement was completed and the Company will continue to do OEM work for Sherwood Medical on a purchase by purchase order basis. The company has refocused its efforts on the manufacture and selling of the Endoscopic Product line through its developing dealer network and with its ISO 9000 certification, the development of the line in Europe along with the continuation of its contract manufacturing, using the Company's extensive technology, for medical product companies without this certification.

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

BACKLOG

     The Company maintains a high degree of service for its customers by shipping its product within the predetermined time allotments usually established by the customer. Delivery of product may be required anywhere from a few days to several weeks from receipt of an order. Backlog, which are orders placed and not yet shipped, was approximately $300,000 and $675,000 as of December 31, 1998 and 1997, respectively.

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

     The Company, beginning in 1995, initiated a program to ensure that its products conform to the European Community legislation for medical devices. Conformance is demonstrated by affixing the CE mark to the products made by the Company. The Company has met the requirements of the ISO (international organization for standardization) standard by certification to ISO 9001 on October 9, 1996. The standard requires the Company to design and manufacture products according to a rigorous quality system. In addition, the Company has employed British Standards Institution Inc. to serve as its notified body and is directing its efforts to BS EN ISO 9000 registration. Four of the products made by the Company were approved for registration to carry the CE markon September 29, 1998.

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

PATENTS, TRADEMARKS AND MATERIAL CONTRACTS

     The Company holds an exclusive, world-wide license to use certain Hydromer which were in existence in 1982 and any patents which are improvements thereto in connection with "enteral feeding products". Two of the patents have expired in March of 1998 and two current patents now in effect are considered improvements. The Company under a covenant not to compete with Sherwood cannot design or build these products until May 20, 1999. The Company is exploring the feasibility of manufacturing enteral feeding products after the covenant expires. The two current patents which are improvements to the original licensed patents, last expire in 2005. Foreign patents based on these patents are in effect in Belgium, Canada, France, Germany, Japan, Luxembourg, Netherlands and England.

     As to all other products made by the Company any licenses with Hydromer were terminated with the expiration of the earlier granted Hydromer Patents.

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


EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The executive officers and other significant employees of the Company are as follows:

                                          AGE
                                     DECEMBER 31,
         NAME                            1998                    POSITION WITH THE COMPANY
         ----                        ------------                -------------------------
Manfred F. Dyck                           63                     Chairman of the Board of
                                                                 Directors, President and
                                                                 Director

Robert J. Moravsik                        56                     Vice President - General
                                                                 Counsel and Secretary


Robert C. Keller                          60                     Treasurer & Chief Accounting
                                                                 Officer

Martin C. Dyck                            37                     Vice President - Operations,
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


     The executive officers of the Company serve at the discretion of the Board of Directors (except for Manfred F. Dyck who has an employment agreement providing for 6 months notice prior to termination) and are active in its business on a day-to-day basis. No family relationship exists between any of the foregoing persons except Manfred Dyck and Martin C. Dyck who are father and son.


EMPLOYEES

     As of December 31, 1998 the Company had 23 employees compared to 56 employees as of December 31, 1997. Currently, the Company has no foreign facilities or employees located abroad and it is not a party to any collective bargaining agreements. There were no wage increases given during 1998 and 1997.

ITEM 2. PROPERTIES

     The Company sold its property at 35 Industrial Parkway to Hydromer Inc., a related party, for $850,000 and a prepaid leaseback of approximately two thirds of the building for three years with a value of approximately of $346,500, bringing the value of the total deal to $1,196,500. With this transaction the Company is debt free and all judgements against it have been dismissed.


ITEM 3. LEGAL PROCEEDINGS

     See Item 2. Properties regarding sale of property and dismissal of all legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS

     The Company estimates that its shares of common stock had traded between $.10 and $.20 per share during 1998. Since it was denied an exception to the new NASDAQ listing and maintenance standards, the Company's stock experiences limited trading activity. The new NASDAQ standards were approved by the S.E.C. on August 29, 1991, effective on March 2, 1992. The Company's stock was deleted from the NASDAQ system on August 4, 1992, and is now traded on the OTC Bulletin Board.

     As of March 28, 1998, the Company had approximately 600 shareholders of record and 2,202,878 shares of no par, common stock outstanding. At the annual shareholders' meeting on June 21, 1995, the shareholders authorized a 5 for 1 reverse stock split which reduced the number of outstanding shares from 11,014,290 to 2,202,858.

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

ITEM 6.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                     CONDITION AND RESULTS OF OPERATIONS


                                                            YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------------------
                                                  (In thousands, except for per share data)
OPERATIONS DATA
                                         1998          1997           1996          1995           1994
                                       -------        ------         ------        ------         ------
Revenues                                1,295          1,936          2,649         3,268          3,574

Gross profit                               24            399            410           490            664

Loss from operations                     (835)          (493)          (813)        (842)           (788)

(Loss)/earnings
       before extraordinary item         (851)          (556)          (884)        (844)          2,897

Extraordinary item                          -              -             -            -              114

Federal Income Tax                          -              -             -            -              (60)
                                       -------        ------         ------        ------         ------

Net(loss)/income                       $ (851)        $ (556)        $ (884)       $ (844)        $2.951
                                       =======        ======         ======        ======         ======

INCOME (LOSS) PER COMMON SHARE FROM:
       Continuing operations
       before extraordinary item       $ (.39)         $(.25)        $(.40)        $ (.38)        $  .26

       Extraordinary item                 -               -             -            -               .01
                                       -------        ------         ------        ------         ------
Net income/(loss)                      $ (.39)        $ (.25)        $ (.40)       $ (.38)        $  .27
                                       =======        ======         ======        ======         ======

WEIGHTED AVERAGE NUMBER
       OF COMMON SHARES                 2,203          2,203          2,203         2,203          2,203
--------------------------------------------------------------------------------------------------------

                                                          AS OF DECEMBER 31,
                                                           (In thousands)
BALANCE SHEET DATA
                                         1998          1997           1996          1995           1994
                                       -------        ------         ------        ------         ------

Total assets                           $  897         $2,117         $2,513        $3,464         $4,452
Current maturities of
       long-term debt                  $   -          $  691         $   37        $   33         $   29
Long-term debt                         $   -          $    -         $  663        $  699         $  732



              NOTE: THE COMPANY HAS NOT PAID A DIVIDEND DURING THE
                  FIVE (5) YEAR PERIOD ENDED DECEMBER 31, 1998.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1998 COMPARED TO 1997

REVENUES

     Revenues of $1,295,000 for 1998 were approximately $641,000, or 33% lower than revenues of $1,936,000 for 1997. The sales of the old line disposable products declined slightly during 1998, however the overall sales were negatively impacted by the loss of the Sherwood business during 1998 and the loss of the Smith Industries Medical Systems business after all existing purchase orders where completed in June 1998 and no other purchase orders were issued.

     Sales to Sherwood were approximately $10,000 or 1% in 1998 compared to $514,000 or 27% of total sales for 1997. The Company also sells other medical devices under both private label and Original Equipment Manufacture ("OEM") agreements. Other OEM sales for 1998 amounted to approximately $934,000, or 76% versus 1997 sales of $1,030,000 or 53%.This was due to the loss of the Smith Industries Medical Systems/Portex Ltd. business as discussed above.

     International sales for 1998 and 1997 totaled approximately 61% and 47% respectively. Sales decreased due to the ("OEM") agreement with Smith Industries Medical Systems (Portex Ltd.)stopping in June 1998. The Company received its ISO 9001 certification in 1996 and its CE registration on its products in 1998, and feels it will have a large impact on the development of its international sales in the future.

     The Company continues to develop, manufacture and sell products for endoscopic surgery and biofeedback devices for the treatment of anorectal dysfunctional conditions. During 1998, these products accounted for approximately $200,000, or 15% of the Company's revenue versus $286,000, or 15% of revenues during 1997.

GROSS PROFIT

     Gross profit of $24,000 for 1998 was lower by $375,000, or 94% than the gross profit of $399,000 for 1997. The gross profit was 2% of revenues in 1998 and 21% in 1997. The decline in gross profit was due mainly to the loss of both the Sherwood business and the Smith Industries Medical Systems business during 1998. The loss of a significant amount of revenue caused gross profit to decline
 .

OPERATING LOSS

     Operating loss of $835,000 in 1998 was $342,000 greater than the operating loss of $493,000 generated during 1997. The unfavorable change in operating loss is due mainly to the significant drop in revenues during 1998 as discussed above offset by the continued cost savings attained during the year in manufacturing of $266,000 or 17% and in selling and general administration of $34,000, or 4% versus 1997.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1998 COMPARED TO 1997 (CONT)

INTEREST EXPENSE

     Net interest expense in 1998 of $22,000 was $62,000, or 18% lower than $84,000 in 1997. The decrease in net interest expense in 1998 is directly related to the sale of the property in June 1998 and the payoff to Summit Bank of the mortgage debt.


OTHER INCOME, NET

     Other income of $7,000 in 1998 was $15,000 less than the other income of $22,000 in 1997. The other income declined due to the loss of rental income from Hydromer.

FEDERAL INCOME TAXES

     No federal income taxes were incurred in 1998 and 1997.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
1997 COMPARED TO 1996


CONTINUING OPERATIONS

REVENUES

     Revenues of $1,936,000 for 1997 were approximately $713,000, or 27% lower than revenues of $2,649,000 during 1996. The sales of the old line disposable products have steadied, however overall sales were negatively impacted by the expiration of the Sherwood agreement in May 1996, partially offset by the Company's sales to Smith Medical Systems, now a part of Portex Ltd., continued in 1997.

     Since the expiration of the Sherwood agreement, the Company continues to produce products for Sherwood Medical on a purchase order basis at greater gross margins than the agreement margin of 10%.Sales to Sherwood in 1997 were approximately $514,000, or 27% compared to $1,951,000, or 74% of total sales in 1996.The Company also sells other medical devices under both private label and Original Equipment Manufacture ("OEM") agreements. OEM sales for 1997 amounted to approximately $1,030,000, or 53% versus 1996 sales of $320,000, or 12%. This was due to sales to Smith Industries Medical Systems/Portex Ltd. amounting to $700,000 or 36% of sales.

     International sales for 1997 and 1996 totaled approximately 47% and 11%, respectively. The increase is due to the ("OEM") agreement with Smith Industries Medical Systems (Portex Ltd.). The Company received its ISO 9001 certification in 1996, and feels it will have a large impact on the development of its international sales in the future.

     The Company continues to develop, manufacture and sell products for endoscopic surgery and biofeedback devices for the treatment of anorectal dysfunctional conditions. During 1997, these products accounted for approximately $286,000, or 15% of the Company's revenue versus $253,000 or 10% of revenues during 1996.


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

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1997 COMPARED TO 1996 (CONT)

CONTINUING OPERATIONS (CONT)

OPERATING LOSS

     Operating loss of $493,000 in 1997 was $320,000 less than the operating loss of $813,000 generated during 1996. The favorable change in operating loss is due mainly to the increase in gross profit from continued cost savings attained during the year in manufacturing of $361,000 or 33% and in selling and administration of $330,000 or 27% versus 1996.

INTEREST EXPENSE

     Net interest expense in 1997 of $84,000 was $12,000, or 18% higher than $72,000 in 1996. The increase in interest expense in 1997 is directly related to the decreasing interest income on cash reserves offset by the continuing mortgage debt.

OTHER INCOME, NET

     Other income of $22,000 was $21,000 favorable to the other income of $1,000 in 1996. The other income in 1997 was due to rental income received from Hydromer.

FEDERAL INCOME TAXES

     No federal income taxes were incurred in 1997 and 1996.

YEAR 2000 ISSUE

     In 1998 the Company formed a Y2K committee of its CEO, President and two Vice Presidents and members of Hydromer (a related Party) with whom they share facility space. The committee has conducted a review of its computer system and products to identify what could be affected by the YEAR 2000 Issue. They do not believe there are any products, hardware nor software that will be affected except the Company's System 36 software which may not perform the Year 2000 calculations correctly. The committee believes that by converting to new software, the Year 2000 Issue will not pose significant operational problems for the Company's computer system.

     In addition to the Year 2000 software and equipment implementation activities, the Company intends to contact major suppliers to assess their compliance. The Company cannot assess the effect of Year 2000 programs implemented by their customers and suppliers.

     The Company has adopted a worse case scenario and has formulated plans to preserve its property and business. The Company intends on delaying shipments during January 2000 due to possible malfunctions caused by the Year 2000 Issue; however, they anticipate being able to supply their customers with sufficient products prior to this date to cover their needs beyond January 2000. While the costs of planning for the Year 2000 scenario may not have a material impact on the Company, the four week loss of operations is likely to materially impact its business.

LIQUIDITY AND CAPITAL RESOURCES


     The Company's operating activities generated $887,000 of cash and cash equivalents during 1998. Investing activities used $5,000 during the year for capital expenditures and there were no financing activities during 1998.

     Cash from net operating activities increased by $1,197,000 during 1998 from the prior year. The large contributing factors were the decrease in the Company's accrued liabilities of $471,000 due to sale of property and payment in full of debt to Summit Bank and the decrease in trade receivables of $443,000 and $283,000 generated from all other operating activities.

     Capital expenditures were $5,000 and $35,000 in 1998 and 1997, respectively. Capital expenditures were cut drastically to due to fiscal constraints.

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

     The Company has suffered recurring losses from continuing operations of approximately $851,000 in 1998 and $556,000 in 1997. The Company has continued its cost containment activities started in an effort to reduce expenses.

     Management believes that the Company's financial condition at December 31, 1998 represents an uncertain base to conduct current operations. The Company's ability to continue as a going concern is dependent upon its success at generating sufficient cash flow or obtaining additional financing as required to meet its long-term obligations, support its working capital needs and curtailing the ongoing losses by generating profitable revenue levels. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In February 1999 the Company signed an agreement with C.R.Bard to sell its worldwde exclusive rights to the Company's technology for coating intermittent urinary catheters for $400,000 and sold its machine for coating catheters for $250,000. The parties also reached an agreement, whereby Biosearch has offered to manufacture and coat intermittent urinary catheter components for C.R.Bard until such time as it decides to perform these operations themselves. Proceeds of this transaction has increased the working capital of Biosearch, however it is not significant enough to change management's belief as to the financial condition of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS


     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivatives as other assets or liabilities and measures them at fair value. Under certain conditions, the gains or losses from derivatives may be offset against those from the items the derivatives hedge against. Otherwise, gains and losses from derivatives are recognized currently in the results of operations. The Company will adopt SFAS 133 in the fiscal year ending December 31, 1999. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For additional information concerning this item, see "Item 13. Exhibits and Financial Statement Schedules and Reports on Form 8-K SB".



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

ITEM 9.  DIRECTORS AND OFFICERS OF REGISTRANT

     For information concerning this item, see "Item 1. Business-Executive Officers and Significant Employees" and the Proxy Statement to be filed with respect to the 1998 Annual Meeting of Shareholders (the "Proxy Statement"), which information is incorporated herein by reference.

                                    PART III


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

       (B) 1. REPORTS ON FORM 8-K SB:

     The Company filed reports on Form 8-K SB with the Commission: 1.) dated May, 23, 1994, amended July 26, 1994 regarding "Disposition Of Assets", and 2.) dated January 27, 1995, amended February 9, 1995 regarding "Changes In Registrant's Certifying Accountant",and 3.) dated September 9,1997 regarding "Default on Summit Bank Mortgage" and 4.) dated December 3, 1997 regarding "Contract of Sale of Real Estate Holdings", and 5.) dated June 12, 1998 regarding "Disposition Of Assets"and 6.) dated March 1, 1999 regarding "Disposition Of Assets".

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


       Dated:  March 30, 1999

                     BIOSEARCH MEDICAL PRODUCTS INC.

                     By:  /s/    Manfred F. Dyck
                     --------------------------------
                             Manfred F. Dyck
                             Chief Executive Officer
                             Chairman Board of Directors


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Dated:  March 30, 1999

                     By:  /s/   Manfred F. Dyck
                     ------------------------------------
                             Manfred F. Dyck
                             Chief Executive Officer
                             Chairman Board of Directors


       Dated:  March 30, 1999

                     By:  /s/   Robert C. Keller
                     -------------------------------------
                             Robert C. Keller
                             Chief Accounting Officer and
                             Treasurer

                                SIGNATURES (CONT)


       Dated:  March 30, 1999

                     By:  /s/    Martin C. Dyck
                     -----------------------------------------------
                             Martin C. Dyck
                             Director


       Dated:  March 30, 1999

                     By:  /s/    David M. Schreck, M.D.
                     -----------------------------------------------
                             David M. Schreck, M.D.
                             Director


       Dated:  March 30, 1999

                     By:  /s/    Klaus J.H. Meckeler, M.D.
                     ------------------------------------------------
                             Klaus J.H. Meckeler, M.D.
                             Director



       Dated:  March 30, 1999

                     By: /s/     Frederick L. Perl, M.D.
                     -------------------------------------------------
                             Frederick L. Perl, M.D.
                             Director

                         BIOSEARCH MEDICAL PRODUCTS INC.
                       FINANCIAL STATEMENTS AND SCHEDULES


                                      INDEX




                                                            PAGE
FINANCIAL STATEMENTS:                                      NUMBER
---------------------                                      ------

Independent Auditors' Reports                               23

Balance Sheets at
       December 31, 1998 and 1997                         24 - 25

Statements of Operations for the Years Ended
       December 31, 1998, 1997 and 1996                     26

Statements of Shareholders' Equity
       for the Years Ended
       December 31, 1998, 1997 and 1996                     27

Statements of Cash Flows for the Years Ended
       December 31, 1998, 1997 and 1996                     28

Notes to Financial Statements                            29 - 39




                      ALL OTHER SCHEDULES HAVE BEEN OMITTED
                 BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED
             INFORMATION IS INCLUDED IN THE FINANCIAL STATEMENTS OR
                               THE NOTES THERETO.

                                        INDEPENDENT AUDITORS' REPORT



THE BOARD OF DIRECTORS AND SHAREHOLDERS
BIOSEARCH MEDICAL PRODUCTS, INC.:



     We have audited the accompanying balance sheets of Biosearch Medical Products, Inc. as of December 31, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for each of the three years ended December 31, 1998 and the financial statement schedule for each of the three years ended December 31, 1998. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly the financial position of Biosearch Medical Products, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years ended December 31, 1998, in conformity with generally accepted accounting principles.

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




                                             AMPER, POLITZINER & MATTIA P.A.



EDISON, NEW JERSEY
MARCH 18, 1998




                        BIOSEARCH MEDICAL PRODUCTS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                DECEMBER 31,
                                                                       -------------------------------

                                                                         1998                    1997
                                                                       --------                ------

CASH AND CASH EQUIVALENTS                                          $    105,768            $   14,486

       Trade receivables - less allowance for
          doubtful accounts of $10,000                                   78,751               351,964
       Inventories                                                      297,613               372,012
       Other assets                                                     256,127                18,762
                                                                    -----------            -----------

                 Total current assets                                   738,259               757,224
                                                                    -----------            -----------


PROPERTY, PLANT AND EQUIPMENT                                         2,440,400             4,239,648
       Less accumulated depreciation
       and amortization                                               2,287,523             2,887,766
                                                                    -----------           -----------

                 Net property, plant and equipment                      152,887             1,351,882
                                                                    -----------           -----------


OTHER ASSETS
          Other assets, net                                               5,862                 8,123
                                                                    -----------           -----------

                 Total other assets                                       5,862                 8,123
                                                                    -----------            ----------


                 TOTAL ASSETS                                      $  896,998              $ 2,117,229
                                                                   ============            ===========






                                   (continued)



                        BIOSEARCH MEDICAL PRODUCTS, INC.

                                 BALANCE SHEETS
                                   (continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              DECEMBER 31,
                                                                       -----------------------------

                                                                         1998                 1997
                                                                         ----                 ----
CURRENT LIABILITIES:

       Current maturities of long-term debt                        $         -             $ 691,041
       Accounts payable                                                253,498               353,712
       Customer deposits                                               380,000                  -
       Accrued liabilities                                             174,330               132,330
                                                                   ------------            ----------
                 Total current liabilities                             807,828             1,177,083





SHAREHOLDERS' EQUITY:

       Common stock, no par value; 5,000,000
          shares authorized; 2,210,798 issued and 2,202,878
          shares outstanding at December 31, 1998 and 1997          11,129,954            11,129,954


       Accumulated deficit                                         (11,009,545)          (10,158,569)

       Treasury stock, at cost;
          7,920 shares at December 31, 1998
          and 1997                                                     (31,239)              (31,239)
                                                                   ------------         -------------

                 TOTAL SHAREHOLDERS' EQUITY                             89,170               940,146

Commitments and contingencies                                             -                    -
                                                                   ------------         -------------

                                                                   $   896,998          $  2,117,229
                                                                   ============         =============



                 See accompanying notes to financial statements





                        BIOSEARCH MEDICAL PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS

                                                         YEARS ENDED DECEMBER 31,
                                                     ---------------------------------
                                                          1998                  1997                 1996
                                                        --------              --------             --------
Revenues                                             $1,294,838            $1,936,171           $2,648,719

Cost of goods sold                                    1,271,216             1,536,936            2,238,606
                                                     -----------           -----------          -----------

Gross profit                                             23,622               399,235              410,113

Selling, general and administrative expenses            859,077               892,602            1,222,901
                                                    ------------           -----------          -----------

Loss from operations                                   (835,455)             (493,367)            (812,788)
                                                    ------------           -----------          -----------

Other income (expense):
   Interest expense, net                                (22,427)              (84,441)             (72,055)
   Other, net                                             6,906                21,598                1,275
                                                    ------------           -----------          -----------
                                                        (15,521)              (62,843)             (70,780)
                                                    ------------           -----------          -----------
(LOSS) BEFORE PROVISION FOR INCOME TAXES               (850,976)             (556,210)            (883,568)


Provision for income taxes                                 -                   -                       -
                                                     -----------           -----------          -----------
NET (LOSS)                                           $ (850,976)           $ (556,210)          $ (883,568)
                                                     ===========           ===========          ===========



BASIC AND DILUTED NET LOSS
   PER COMMON SHARE                                  $     (.39)           $     (.25)          $     (.40)
                                                     ===========           ============        ===========


WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                          2,202,878             2,202,878            2,202,878
                                                     ===========           ============        ===========




                 See accompanying notes to financial statements





                        BIOSEARCH MEDICAL PRODUCTS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                  COMMON STOCK
                                      -------------------------------------                      TREASURY STOCK
                                      SHARES           SHARES                    ACCUMULATED    ----------------
                                      ISSUED         OUTSTANDING      AMOUNT       DEFICIT      SHARES    AMOUNT      TOTAL
                                      ------         -----------      ------       -------      ------    ------      -----
      BALANCE, JANUARY 1, 1996        2,210,798*     2,202,858*     $11,129,948  $(8,718,791)   (7,940)* $ (31,315)  $3,223,046


Issuance of treasury shares in
      connection with employee
       stock awards                           -             20                6           -         20          76          82


Net loss                                      -              -                -     (883,568)        -                 (883,568)
                                     ----------      ---------      -----------  -----------    ------   ---------   ----------
      BALANCE, DECEMBER 31, 1996      2,210,798      2,202,878      $11,129,954  $(9,602,359)   (7,920)  $ (31,239)  $1,496,356




Net loss                                      -              -                -     (556,210)        -           -     (556,210)
                                     ----------      ---------      -----------  -----------    ------   ---------   ----------
      BALANCE, DECEMBER 31, 1997      2,210,798      2,202,878      $11,129,954  $(10,158,569)  (7,920)  $ (31,239)   $ 940,146
                                     ----------      ---------      -----------  ------------   ------   ---------    ---------





Net Loss                                      -              -                -      (850,976)        -           -     (850,976)
                                     ----------      ---------      -----------   -----------    ------   ---------   ----------

      BALANCE, DECEMBER 31, 1998      2,210,798       2,202,878     $11,129,954  $(11,009,545)   (7,920) $ (31,239)    $  89,170
                                     ==========      ==========     ===========  =============  =======  ==========    =========



                 See accompanying notes to financial statements.




                        BIOSEARCH MEDICAL PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                       ---------------------------------------------

                                                          1998              1997             1996
                                                       ----------        -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                             $ (850,976)       $(556,210)      $(883,568)

Adjustments to reconcile (loss)to net cash
        (used in) operating activities:
        Depreciation and amortization                      60,271           91,279          90,862
        Gain on sale of fixed assets                           -            (2,763)             -


Changes in assets and liabilities :
        Decrease/(increase) in trade receivables          273,213         (169,716)        (19,747)
        Decrease in inventories                            74,398          141,538         102,540
        Decrease (increase) in other current assets        56,657           11,903         (13,114)
        Decrease in other assets                            2,262            5,457           (  23)
        Increase in accounts payable                        8,637          168,059          22,119
        Increase/(decrease) in accrued liabilities         92,109              637         (56,553)
        Increase in customer deposits                     380,000               -               -
                                                       ----------        ---------       ----------

Net cash provided/(used) in operating activities          887,276         (309,816)       (757,484)
                                                        ----------      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                       (5,289)         (34,593)      ( 172,180)
Proceeds from sale of fixed assets                           -              46,000             -
Decrease  in escrow                                          -                 -           312,811


Net cash provided/(used) by investing activities           (5,289)          11,407         140,631
                                                        ----------       ----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from surrendering whole life policy                 -                 -           402,785
Principal payments on long-term borrowings                   -              (8,481)        (32,648)
                                                    --------------     ------------     -----------

Net cash provided by (used in)
        financing activities                                 -              (8,481)        370,137
                                                    --------------     ------------     -----------

Net (decrease)/ increase in cash and cash equivalents      91,282         (306,890)       (246,716)
                                                        ----------   --------------    ------------

Cash and cash equivalents at beginning of period           14,486          321,376         568,092
                                                      ------------    -------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    105,768      $     14,486   $    321,376
                                                     =============     ============   =============


                 See accompanying notes to financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1. LIQUIDITY

     The Company's financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had recurring losses from continuing operations of $850,976 in 1998 and $556,210 in 1997.

     There is no assurance that the Company's revenue from its OEM strategic alliances or niche surgical and biofeedback products will reach volumes to which long-term operations can be conducted.

     Management believes that the Company's financial condition at December 31, 1998 represents an uncertain base to conduct current operations. The Company's ability to continue as a going concern is dependent upon its success at generating sufficient cash flow or obtaining additional financing as required to meet its long-term obligations, support its working capital needs and curtail the ongoing losses by generating profitable revenue levels. The Company had no available line of credit established at December 31, 1998. On February 25, 1999 the Company signed an agreement with C.R.Bard to sell its worldwide exclusive rights to the Company's technology for coating intermittent urinary catheters for $400,000 and sold its related machinery for $250,000. The parties also reached an agreement, whereby the Company has offered to manufacture and coat intermittent urinary catheter components for C.R.Bard until such time as it decides to perform these operations themselves. Proceeds of this transaction have increased the working capital of the Company, however it is not significant enough to warrant a change in managements belief as to the financial condition of the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS- Biosearch Medical Products, Inc. (the"Company") is a U.S. based corporation whose principal lines of business are in contract manufacturing and distributing, under its own label of medical devices. The Company is an OEM manufacturer for various medical product companies and manufactures and distributes its own line of endoscopic products to hospitals, through a network of dealers, both domestic and international. Credit is granted to substantially all customers.

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

     CASH AND CASH EQUIVALENTS - The Company considers all short-term investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds and short term treasury bills. The Company, at December 31, 1998 and 1997 and periodically throughout the years, has maintained balances in various operating and money market accounts in excess of federally insured limits.

    PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the related assets.

     INVENTORIES - Inventories are valued at the lower of cost, determined by the first in, first out method, or market. Cost includes materials, direct labor and manufacturing overhead.

     RESEARCH AND DEVELOPMENT CONTRACTS - The Company recognizes revenue on research and development contracts on the completed contract method. The related costs are capitalized at inception until the completion of the contract. Anticipated losses on contracts are recorded in the period they become known.

     STOCK OPTION PLAN- The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations in accounting for its employee stock options. Under this method, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and the exercise price are known.

     LOSS PER COMMON SHARE - Effective for the Company's financial statements for the year ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes conversion of dilutive options and warrants, and the issuance of common stock for all other potentially dilutive equivalent shares outstanding. All potentially dilutive equivalent shares outstanding are anti-dilutive for all periods. The adoption of SFAS 128 did not have a material effect on the Company's reported EPS amounts.

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)




3. INVENTORIES
                                                       DECEMBER 31,
                                            --------------------------------
                                                1998                 1997
                                            -----------          -----------
           Finished goods                   $    96,263          $    95,992
           Work-in-process                       61,915              140,271
           Raw materials                        139,436              135,749
                                            -----------          -----------
                                            $   297,614          $   372,012
                                            ===========          ===========




4. PROPERTY, PLANT  AND EQUIPMENT

                                                        DECEMBER 31,
                                            --------------------------------        ESTIMATED
                                                1998                 1997          USEFUL LIVES
                                            ------------         -----------       -------------
           Land                             $       -            $   137,182
           Buildings and improvements               -              1,667,355           40 years
           Machinery and equipment            1,919,410            1,915,249         3-10 years
           Furniture and fixtures               520,990              519,862            5 years
                                            -----------          -----------

                                            $ 2,440,400          $ 4,239,648
                                            ===========          ===========

     Depreciation and amortization charged to income was $60,271, $91,279 and $90,862 in 1998, 1997 and 1996, respectively.

     The Company entered into an agreement with Hydromer Inc., a related party, through a common non- majority stockholder for the sale and lease back of their facility. The lease is classified as an operating lease in accordance with SFAS No. 13 "Accounting for Leases".As of June 12, 1998, the building, land and improvements with a net book value of $1,144,023 have been removed from the balance sheet, and the loss realized on the sale transaction of $294,022 has been deferred as prepaid rent and is being charged of to rent expense over the lease term of 36 months. The lease requires no other rental payments.

     In conjunction with the above transaction, the following noncash activity took place:

    Sale of Building                                            $(1,144,023)
    Payoff of mortgage principal and interest                       722,419
    Royalty payment                                                  18,730
    Additional fees to satisfy bank debt                            108,151
                                                                  ----------
    Prepaid rent                                                   $294,022
                                                                  ==========

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

5. LONG-TERM DEBT

                                                                    DECEMBER 31,
                                                            --------------------------
                                                              1998              1997
                                                            --------          --------

    Note payable originally due April 1, 2007               $      -         $  691,041
    Less current maturities                                        -            691,041
                                                            ---------        ----------
    Long-term debt                                          $      -         $       -
                                                            =========        ==========


     The Company extinguished debt from the proceeds of the sale of the property (Note 4.) The Company used the proceeds to pay the debt relating to the building and with this transaction the Company is debt free and all judgements have been dismissed


6. SAVINGS AND INVESTMENT PLANS

     In May 1988, the Company established a contributory 401(k) plan for all eligible employees. However, in April 1991, the Company's Board of Directors indefinitely suspended the Company's contribution primarily due to the Company's adverse profit performance. The Company pays the cost of administering the plan which totaled approximately $7,000 per year for 1998, 1997 and 1996, respectively.

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

7. INCOME TAXES


     Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of its assets and liabilities at December 31, follow:

                                                          1998          1997
                                                      -----------   ----------
    Current assets and liabilities:

    Allowance for doubtful accounts                    $    4,000   $    4,000
    Inventory valuation reserve                            88,000      103,000
    Inventory overhead capitalization                         -            -
                                                       ----------   ----------
                                                           92,000      107,000
    Valuation allowance                                    92,000      107,000
                                                       ----------   ----------
        Net current deferred tax assets                $       -    $       -
                                                       ==========   ==========


         Noncurrent assets and liabilities:

    Depreciation                                          458,000       89,000
    Net operating loss carryforward                     4,084,000    3,987,000
    Alternative minimum tax credit carryforward            60,000       60,000
    Investment tax credit carryforward                    182,000       182,000
                                                       ---------    -----------
                                                        4,784,000     4,318,000
    Valuation allowance                                 4,784,000     4,318,000
                                                       ---------    -----------

    Net noncurrent deferred tax asset                  $       -    $        -
                                                       ==========   ===========


    The provision for income taxes consists of the following for the years ended December 31:

                                             1998         1997       1996
                                          ---------    ---------    ---------
    Current tax expense                   $       -    $       -    $       -
    Deferred tax benefit                   (481,000)    (485,000)    (504,000)
    Net change in valuation allowance       481,000      485,000      504,000
                                          ---------    ---------    ---------
                                          $       -    $       -    $       -
                                          =========    =========    =========

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

7. INCOME TAXES (CONT'D)


     The statutory income tax rate differs from the effective tax rate used in the financial statements for the years ended December 31, 1998, 1997 and 1996 as a result of current year net operating losses, the benefit of which has not been recognized in the current year.

     The investment tax credit carryforward expires in various years through 2000.

     As of December 31, 1998, the Company had available the following net operating loss carryforwards for tax purposes:

    Expiration Date:
Year ending December 31,                                  Federal         State


      1998                                                  -        $1,439,000
      1999                                                  -         1,707,000
      2000                                                  -           295,000
      2002                                                  -           939,000
      2003                                            $ 1,374,000     1,091,000
      2004                                              2,183,000       631,000
      2005                                                195,000          -
      2006                                              1,637,000          -
      2007                                              1,739,000          -
      2008                                                316,000          -
      2010                                                938,000          -
      2011                                              1,092,000          -
      2012                                                631,000          -
      2018                                                887,000          -
                                                      -----------    ----------
                                                      $10,992,000    $6,989,000
                                                      ===========    ==========



8. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments during 1998, 1997 and 1996 for interest were approximately $22,427, $83,275 and $85,063, respectively. There were no cash payments for income taxes during 1998, 1997 and 1996.

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


9. STOCK OPTIONS AND STOCK AWARDS

STOCK OPTIONS


     During 1994, 133,515 five-year stock options were granted to employees in continued recognition of a wage freeze and service time. The options reflect a market price on the date of the grant of $.50 per share which vested in one-third portions per year over three years of continued employment beginning April 6, 1994. Additionally, 32,000 five-year stock options were granted to board members and 5,000 options were granted to a product development consultant reflecting a price of $.50 per share, and 600 five year options granted to a certain officer of the Company at $.60 per share. These shares were also priced at the per share market value on the date of the grant. A total of 171,115 shares were granted in 1994. At December 31, 1997, 84,015 shares remain reserved which is net of the expirations attributed to employment terminations.

     During 1996, 8,000 five-year stock options were granted to a new board member at $.30 per share. At December 31, 1998 all 8,000 shares remain reserved.

     During 1997, 200,043 five-year stock options were to key employees in continued recognition of a wage freeze and service time. The options reflect a market price on the date of the grant of $.19 per share. Additionally, 8,000 five-year stock options were granted to a new board member reflecting a price of $.17 per share. A total of 208,043 were granted in 1997. At December 31, 1998 all 208,043 shares remain reserved.

     During 1998, 18,000 five year stock options were to two key employees in continued recognition of a wage freeze and service time. The options reflect a market price on the date of the grant of $.19 per share. Additionally 33,000 five year options were granted to board members for past service and for agreeing to accrue board member fees. These options replace all previous options granted to these board members. At December 31, 1998 all 51,000 shares remain reserved.

     Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997; respectively: risk free interest rates of 5.68% and 5.53%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of 107% and 174%; and a weighted-average expected life of the options of 5 years.

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

                                   BIOSEARCH MEDICAL PRODUCTS INC.
                                    NOTES TO FINANCIAL STATEMENTS
                                             (Continued)


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                        1998              1997              1996
                                      ---------         ---------         ---------
    Pro forma net loss                $(860,666)        $(593,510)        $(885,868)

    Pro forma loss per share
    Basic                             $    (.39)        $    (.27)        $    (.40)
    Diluted                           $    (.39)        $    (.27)        $    (.40)

     There was no compensation expense recorded from stock options for the years ended December 31, 1998, 1997 and 1996.


     A summary of the Company's stock option activity, and related information for the years ended December 31, follows:


                                                   Number of
                 Options    Weighted-Average      Exercisable  Weighted-Average
                  (000)     Exercise Price          (000)       Exercise Price
                  -----     --------------          -----       --------------

Outstanding -
December 31,1996   148         $ .67                 148          $ .67


   Granted         178           .19
   Exercised      -----        -----
   Terminated      (10)          .19
                  -----

Outstanding -
December 31,1997   316         $ .29                 316          $ .29

    Granted         51         $ .19
    Exercised        -             -
    Terminated     (16)          .50
                  ----

Outstanding -
December 31,1998   351         $ .27                 351          $ .27


Weighted-average fair
value of options granted
during the year December 31:     1998                 1997
                                ------               ------

    Where exercise price
    equals stock price           $ .19                $ .18

    Where exercise price
    equals stock price           $ ---                $ ---

    Where exercise price
    equals stock price           $ ---                $ ---

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

     Following is a summary of the status of stock options outstanding at December 31, 1997.

                Outstanding Options                            Exercisable Options
  ---------------------------------------------     -------------------------------------------
                                  Weighted
                                   Average            Weighted                     Weighted
     Exercise                     Remaining            Average                      Average
  Price Range       Number     Contractual Life     Exercise Price     Number    Exercise Price
  -----------       ------     ----------------     --------------    -------    --------------
  $.19 - $.19       51,000        4.1 years             $ .19          51,000        $ .19
  $.17 - $.19      208,043        3.8 years             $ .19         208,043        $ .19
  $.30 - $.30        8,000        2.4 years             $ .30           8,000        $ .30
  $.50 - $.50       84,015        0.3 years             $ .50          84,015        $ .50


STOCK AWARDS

     During 1998, 1997 and 1996 the Company awarded shares of common stock to certain employees for five and ten years of continued employment. The common stock awarded was issued without any restrictions from the Company's treasury stock. The related compensation expense is recorded in selling, general and administrative expense.


10. RELATED PARTY TRANSACTIONS

     In 1982 the Company entered into an exclusive, world-wide, royalty free license with Hydromer, Inc. to use Hydromer coating on its enteral feeding products. In 1991, the Company entered into a license agreement, as amended, with Hydromer for the use of certain patents to coat products which were not included in the royalty-free license, specifically the products are for pancreatic and biliary stents, hemostatic coagulation probes and an introducer catheter device. Manfred F. Dyck, President and Chief Executive Officer of the Company, is also a major stockholder, President and Chief Executive Officer of Hydromer, Inc.

     Purchases of coating products from Hydromer in 1998, 1997 and 1996 amounted to approximately $35,000, $25,000 and $30,000, respectively. Royalty fee expense for the years ended December 31, 1998, 1997 and 1996 were approximately $11,000, $27,000 and $36,000 respectively.


11. COMMITTMENTS AND CONTINGENCIES

    Not applicable

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

12. SEGMENT INFORMATION AND CREDIT CONCENTRATION

     The Company considers that its products and services compete in the business segment of the "Medical Device" industry involving research, development, manufacturing and sale.

     Sales of the Company's products to specific customers may, at times, be significant to the overall revenues of the Company. During 1998 and 1997, Sherwood Medical Company accounted for approximately 1% and 27% of the Company's revenues, respectively, and there is no receivable at December 31,1998 and it was approximately 3% of accounts receivables in 1997. Smith Industries Medical Systems/Portex Ltd. (SIMS) accounted for approximately 49% and 36% of revenues in 1998 and 1997 and 0% and 71% of accounts receivable at December 31, 1998 and 1997. All purchase orders were completed and no additional orders were received from SIMS after June, 1998. C.R.Bard revenues accounted for approximately 19% and 12% of the Company's total revenues during 1998 and 1997 respectively, and approximately 25% and 9% of accounts receivable at December 31,1998 and 1997.No other single customer accounted for more than 10% of the Company's revenue in 1998, 1997, or 1996.


13. RESEARCH AND DEVELOPMENT

     Research and development costs are expensed as incurred. Such expenses were approximately $0, $2,000 and $38,000 in 1998, 1997 and 1996 respectively. The Company may, from time to time, utilize certain physicians and surgeons, who are recognized in their field of expertise, for product development and evaluations. Remunerations to these medical professionals for their efforts may be in the form of royalties contingent on the products being subsequently marketed and revenue streams generated. The cost of such royalties is expensed as incurred in selling, general and administration expense.


14. YEAR 2000 ISSUE

     In 1998 the Company formed a Y2K committee of its CEO, President and two Vice Presidents and members of Hydromer Inc. (a related party) with whom they share facility space. The committee has conducted a review of its computer system and products to identify what could be affected by the Year 2000 Issue. They do not believe there are any products, hardware nor software that will be affected except for the Company's System 36 software which may not perform the Year 2000 calculations correctly. The committee believes that by converting to a new software , the Year 2000 Issue will not pose significant operational problems for the Company's computer system.

     In addition to Year 2000 software and equipment implementation activities, the Company intends to contact major suppliers to assess their compliance. The Company cannot assess the effect of Year 2000 programs implemented by their customers and suppliers.

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

14. YEAR 2000 ISSUE (CONT)

     The Company has adopted a worse case scenario and has formulated plans to preserve its property and business. The Company intends on delaying shipments during January 2000 due to possible malfunctions caused by the Year 2000 Issue; however, they anticipate being able to supply their customers with sufficient products prior to this date to cover their needs beyond January 2000. While the costs of planning for the Year 2000 scenario may not have a material impact on the Company, the four week loss of operations is likely to materially impact its business.


15. NEW ACCOUNTING STANDARDS
    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivatives as other assets or liabilities and measures them at fair value. Under certain conditions, the gains or losses from derivatives may be offset against those from the items the derivatives hedge against. Otherwise, gains and losses from derivatives are recognized currently in the results of operations. The Company will adopt SFAS 133 in the fiscal year ending December 31, 1999. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.


16. SUBSEQUENT EVENT

     In February 1999, the Company signed an agreement to sell its worldwide exclusive rights to the Company's intermittent urinary catheter coating technology for $400,000 and its related machinery for $250,000 (Note 1).

                                INDEX TO EXHIBITS


3(a)-     Certificate of Incorporation of the Company

3(b)-     By-Laws of the Company

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

10(h)- Lease dated July 1, 1982 between Pembroke Agricultural Corporation and Pouch Laboratories, Inc. (Incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1982)

10(i)- License Agreement dated July 19, 1982 between the Company and Hydromer, Inc. (Incorporated by reference to Exhibit 10(n) reference to Exhibit 10(n) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1982)

10(j)- Manufacturing Agreement dated July 22, 1982 between the Company and Ludlow Corporation (Incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10-K for the fiscal year ended December 31,
          1982)

10(k)- Purchase Agreement dated May 6, 1983 between the Company and Organon Inc. (Incorporated by reference to Exhibit 2(a) to the Current Report on Form 8-K dated June 14, 1983)

10(l)- Amendment dated June 10, 1983 to Purchase Agreement dated May 6, 1983 between the Company and Organon Inc. (Incorporated by reference to Exhibit 2(b) to the current Report on Form 8-K dated June 14, 1983)

10(m)- Deed of Trust dated June 13, 1983 among the Company, Ticor Title Insurance Company and Franklin State Bank (Incorporated by reference on Exhibit 10(m) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(n)- Revolving Credit Agreement dated June 14, 1983 between the Company and Franklin State Bank (Incorporated by reference on Exhibit 10(n) to the Annual Report on Form 10-K for the fiscal year ended December 31,
          1983)

10(o)- Mortgage dated June 14, 1983 executed by the Company to Franklin State Bank (Incorporated by reference on Exhibit 10(o) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(p)- Amendment No. 2 dated June 14, 1983 to Purchase Agreement dated May 6, 1983 between the Company and Organon, Inc. (Incorporated by reference to the Current Report on Form 8-K dated June 14, 1983)

10(q)- Amendment to Revolving Credit Agreement dated September 13, 1983 between the Company and Franklin State Bank (Incorporated by reference on Exhibit 10(q) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(r)- Mortgage dated September 22, 1983 executed by the Company to Franklin State Bank (Incorporated by reference on Exhibit 10(r) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(s)- Long Form Deed of Trust and Assignment of Rents dated September 22, 1983 executed the Company to Franklin State Bank (Incorporated by reference on Exhibit 10(s) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(t)- Second Amendment to Revolving Credit Agreement dated January 11, 1984 between the Company and Franklin State Bank (Incorporated by reference on Exhibit 10(t) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(u)- Promissory Note dated January 11, 1984 executed by the Company to Franklin State Bank. (Incorporated by reference on Exhibit 10(u) to the Annual Report on Form 10-K for the fiscal year ended December 31,
          1983)

10(v)- Promissory Note dated January 11, 1984 executed by the Company to Franklin State Bank (Incorporated by reference on Exhibit 10(v) to the Annual Report on Form 10-K for the fiscal year ended December 31,
          1983)

10(w)- Warrant Certificate dated January 11, 1984 executed by the Company to Franklin State Bank (Incorporated by reference on Exhibit 10(w) to the Annual Report on Form 10-K for the fiscal year ended December 31,
          1983)

10(x)- Warrant Certificate dated January 11, 1984 executed by the Company to First Empire State Corporation. (Incorporated by reference on Exhibit 10(x) to the Annual Report on Form 10-K for the fiscal year ended December 31, 1983)

10(y)- Promissory Note dated as of January 11, 1984 executed by the Company to Manfred F. Dyck. (Incorporated by reference on Exhibit 10(y) to the annual Report on Form 10-K for the fiscal year ended December 31, 1983

10(z)- Letter Agreement dated as of January 11, 1984 between the Company and Manfred F. Dyck. (Incorporated by reference on Exhibit 10(z) to the Annual Report on Form 10-K for the fiscal year ended December 31,
          1983)

10(aa)- Modification Agreement dated January 11, 1984 between the Company and Franklin State Bank (Incorporated by reference on Exhibit 10(aa) to the Annual Report on Form 10-K for the fiscal year ended December 31,
          1983)

10(bb)- Modification Agreement dated January 11, 1984 between the Company and Franklin State Bank. (Incorporated by reference on Exhibit 10(bb) to the Annual Report on Form 10-K for the fiscal year ended December 31,
          1983)

10(cc)- Stock Option Plan of the Company (Incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10-K for the Fiscal year ended December 31, 1982)

10(dd)- Assignment of Lease dated October 1, 1984 from CardioSearch Inc. to the Company. (Incorporated by reference to Exhibit 10(dd) to the Annual Report on Form 10-K for the fiscal year December 31, 1984)

10(ee)- Lease Agreement dated September 26, 1984 between the Company and Morton Street Realty Company. (Incorporated by reference to Exhibit 10(ee) to the Annual Report on Form 10-K for the fiscal year December 31, 1984)

10(ff)- Agreement dated June 6, 1984 between the Company and Midwest Metabolic Support Group as amended on October 17, 1984. (Incorporated by reference to Exhibit 10 (ff) to the Annual Report on Form 10K for the fiscal year December 31, 1984)

10(gg)- Agreement dated October 18, 1984 between the Company and Midwest Metabolic Support Group. (Incorporated by reference to Exhibit 10(gg) to the Annual Report on Form 10-K for the fiscal year December 31,
          1984)

10(hh)- Agreement and release between Organon Inc. and the Company dated January 29, 1985. (Incorporated by reference to Exhibit 10(hh) to the Annual Report on Form 10-K for the fiscal year December 31, 1984)

10(ii)- Documents evidencing $500,000 Loan from Franklin State Bank to the Company including Promissory Note Mortgage Modification Agreements Third Amendment to Revolving Credit Account. (Incorporated by reference to Exhibit 10(ii) to the Annual Report on Form 10-K for the fiscal year December 31, 1984)

10(jj)- Form of 6 1/2 per cent Convertible Subordinated Note due August 2, 1991(Incorporated by reference to Exhibit 4(a) to the Registration Statement on Form S-3 Number 2-92798)

10(kk)- Conversion Agency Agreement dated July 26, 1984 among the Company, Citicorp Bank (Switzerland), J. Henry Schroder Bank AG, Banque Scandinave en Suisse, Dai-Ichi Kangyo Bank (Schweiz) AG and Kredietbank (Suisse) SA (Incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 Number 2-92798

10(ll)- Letter Agreement dated August 9, 1984, between Franklin State Bank and the Company, amending Warrant No. 2 (Incorporated by reference to Exhibit 4(d) to the Registration Statement on Form S-3 Number 2-92798)

10(mm)- Letter Agreement dated August 9, 1984 between First Empire State Corporation and the Company, amending Warrant No. 3 (Incorporated by reference to Exhibit 4(b) to the Registration Statement on Form S-3 Number 2-92798)

10(nn)- Warrant No. 2-1 dated as of January 11, 1984 ("Warrant No. 2-1") executed by the Company to Manfred F. Dyck. (Incorporated by reference to Exhibit 4(q) to the Registration Statement on Form S-3 Number 2-92798)

10(oo)- Letter Agreement dated August 9, 1984, between Manfred F. Dyck to the Company amending Warrant No. 2-1. (Incorporated by reference to
          Exhibit 4(h) to the Registration Statement on Form S-3 Number 2-92798)

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