Form 10KSB/A
period 1998-12-31
BIOSEARCH MEDICAL PRODUCTS INC
filed 1999-04-16
CIK 350646

FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                [X] YES                    [ ] No

     Indicate by check mark if the disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [ ]

     THE AGGREGATE MARKET VALUE ON MARCH 28, 1999 OF VOTING STOCK HELD BY NON-AFFILIATE OF THE REGISTRANT IS ESTIMATED TO BE $250,000.

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANTS COMMON STOCK, NO PAR VALUE, AT MARCH 28, 1999 WAS 2,202,878.

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

THE FOLLOWING EXHIBITS ARE INCORPORATED BY THE RESPECTIVE REFERENCE SYMBOL TO THE ANNUAL REPORT ON FORM 10-K SB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996:

10(uuuu) Amendment to Supply Agreement with Sherwood Medical passing minimum purchase dated March 19, 1996.

THE FOLLOWING EXHIBITS ARE INCORPORATED BY THE RESPECTIVE REFERENCE SYMBOL TO THE ANNUAL REPORT ON FORM 10-K SB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997:

10(vvvv) Contract of sale of between Biosearch and Rebtex for sale of Company's building dated November 24, 1997 and terminated in April, 1998.

THE FOLLOWING EXHIBITS ARE INCORPORATED BY THE RESPECTIVE REFERENCE SYMBOL TO THE ANNUAL REPORT ON FORM 10-K SB FOR THE FISCAL YEAR ENDED DECEMBER 31,1998:

10(wwww) Contract of sale between Biosearch and Hydromer for the sale of the building dated March, 1998, closed June 12, 1998

10(xxxx) Three year lease of Company's headquarters from Hydromer on June 12, 1998, prepaid at $346,500.

10(yyyy) Standstill Agreement between C.R.Bard and Biosearch dated August 14, 1998 preventing the Company from offering the urinary catheter business to others, extended on October 30, 1998 at a total consideration of $200,000.

THE FOLLOWING EXHIBITS ARE INCORPORATED BY THE RESPECTIVE REFERENCE SYMBOL TO THE ANNUAL REPORT ON FORM 10-K SB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999:

10(zzzz) Asset sale between the Company and C.R. Bard dated February 25, 1999 selling a coating machine and all technology to manufacture intermittent urinary catheters for $650,000 ($200,000 already paid).

22 - Subsidiary of the Company


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

     During August, 1993 a resolution was passed by the Company's Board Of Directors to dissolve Pouch Laboratories, Inc. having no reason to maintain the existence of this subsidiary. (See note 4, "Discontinued Operations" - 1993 10-K SB)

25 - Power of Attorney (see "Power of Attorney" in the Annual Report on
     Form 10-K SB)

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

     Dated: March 30, 1999

                          BIOSEARCH MEDICAL PRODUCTS INC.

                          By: /s/ MANFRED F. DYCK
                                  ----------------------------
                                  Manfred F. Dyck
                                  Chief Executive Officer
                                  Chairman Board of Directors

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Dated: March 30, 1999

                          By: /s/ MANFRED F. DYCK
                                  ----------------------------
                                  Manfred F. Dyck
                                  Chief Executive Officer
                                  Chairman Board of Directors


     Dated: March 30, 1999

                          By: /s/ ROBERT C. KELLER
                                  ----------------------------
                                  Robert C. Keller
                                  Chief Accounting Officer and
                                  Treasurer

     Dated: March 30, 1999

                          By: /s/ MARTIN C. DYCK
                                  ----------------------------
                                  Martin C. Dyck
                                  Director


     Dated: March 30, 1999

                          By: /s/ DAVID M. SCHRECK, M.D.
                                  ----------------------------
                                  David M. Schreck, M.D.
                                  Director


     Dated: March 30, 1999

                          By: /s/ KLAUS J.H. MECKELER, M.D.
                                  ----------------------------
                                  Klaus J.H. Meckeler, M.D.
                                  Director


     Dated: March 30, 1999

                          By: /s/ FREDERICK L. PERL, M.D.
                                  ----------------------------
                                  Frederick L. Perl, M.D.
                                  Director