Form 10QSB
period 1999-03-31
BIOSEARCH MEDICAL PRODUCTS INC
filed 1999-04-21
CIK 350646

================================================================================


             FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-QSB

                                   ----------

[X] QUARTERLY REPORT PER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended MARCH 31, 1999

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________ to _________________.


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

Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the close of the period covered by this report.
        CLASS  OUTSTANDING AT MARCH,31, 1999

        Common Stock without par value      2,202,878


================================================================================

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                              INDEX TO FORM 10-QSB
                                 MARCH 31, 1999


                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

    Condensed Balance Sheet at March 31, 1999 (unaudited)
    and December 31, 1998.                                                3 - 4

    Condensed Statements of Operations (unaudited)
    for the three month periods ended
    March 31, 1999 and March 31, 1998.                                      5

    Condensed Statements of Cash Flows (unaudited)
    for the three month periods ended
    March 31, 1999 and March 31, 1998.                                      6

    Notes to (unaudited) Condensed
    Financial Statements.                                                7 - 8

    Management's Discussion and Analysis of the Financial
    Condition and the Results of Operations.                             9 - 10


PART II - OTHER INFORMATION

    Signatures.                                                            11

                                     PART I

                          ITEM I - FINANCIAL STATEMENTS
                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS


                                               MARCH 31,        DECEMBER 31,
                                                 1999              1998(1)
                                              -----------       ------------
                                               UNAUDITED
CURRENT ASSETS:
  Cash and cash equivalents                    $  49,157         $ 105,768
  Trade receivables                              111,650            78,751
  Inventories (note 2)                           329,827           297,613
  Other assets                                   235,908           256,127
                                               ---------         ---------
       TOTAL CURRENT ASSETS                      726,542           738,259

PROPERTY, PLANT AND EQUIPMENT, (NET)              88,028           152,887

OTHER ASSETS                                       4,991             5,862
                                               ---------         ---------
       TOTAL ASSETS                            $ 819,561         $ 896,998
                                               =========         =========


(1) - Derived from audited financial statements.



                                   (continued)

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                MARCH 31,         DECEMBER 31,
                                                   1999             1998(1)
                                               -----------       ------------
                                                UNAUDITED
CURRENT LIABILITIES:
  Accounts payable                             $   155,705       $   253,498
  Customer cash advances                           123,913           380,000
  Accrued liabilities                               50,382           174,330
                                               -----------       -----------
  TOTAL CURRENT LIABILITIES                        330,000           807,828


SHAREHOLDERS' EQUITY:
  Common stock, no par value; 5,000,000
    shares authorized; issued  2,202,878
    at March 31, 1999, and
    at December 31, 1998.                       11,129,954        11,129,954

  Accumulated deficit                          (10,609,154)      (11,009,545)

  Treasury stock, at cost;
    7,920 at March 31, 1999 and
    at December 31, 1998.                          (31,239)          (31,239)
                                               -----------       -----------
  TOTAL SHAREHOLDERS' EQUITY                       489,561            89,170
                                               -----------       -----------
                                               $   819,561       $   896,998
                                               ===========       ===========


(1) - Derived from audited financial statements.



                       See accompanying notes to unaudited
                         condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                THREE MONTHS ENDED MARCH 31,
                                               -----------------------------
                                                   1999              1998
                                               -----------       -----------

Revenues, net                                  $   218,401       $   604,117
Cost of goods sold                                 214,206           430,102
                                               -----------       -----------
Gross profit                                         4,195           174,015
Selling, general and
  administrative costs                             195,230           202,018
                                               -----------       -----------
     Operating loss                               (191,035)          (28,004)
                                               -----------       -----------
Other income/(expense):
  Interest expense                                    -              (20,885)
  Other, net                                       400,167             1,887
  Gain on sale of fixed assets                     191,259              -
                                               -----------       -----------
                                                   591,426           (18,998)
                                               -----------       -----------

NET INCOME/(LOSS)                              $   400,391       $   (47,002)
                                               ===========       ===========

INCOME/(LOSS) PER COMMON SHARE:
Net income/(loss) per common share             $       .18       $      (.02)
                                               ===========       ===========

Weighted average number
of common shares                                 2,202,878         2,202,878
                                               ===========       ===========



                       See accompanying notes to unaudited
                         condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS


                                                THREE MONTHS ENDED MARCH 31,
                                               -----------------------------
                                                   1999              1998
                                               -----------       -----------
ASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                              $   400,391       $   (47,002)


Adjustments to reconcile net income/(loss)
  to net cash provided by/(used in)
  operating activities:
    Depreciation and amortization                    8,142            21,234
    (Gain)/loss on sale of fixed assets           (191,259)             -
                                               -----------       -----------
                    Sub total                     (183,117)           21,234
                                               -----------       -----------

Changes in assets and liabilities:
  Decrease/(increase) in accounts receivable       (32,899)           (3,036)
  Decrease/(increase) in inventory                 (32,213)           33,712
  Increase in other current assets                  20,219            (1,746)
  Decrease/(increase) in other assets                  870               866
  Increase in accounts payable                     (97,793)           32,141
  Increase/(decrease) in other liabilities        (123,948)             -
  Increase/(decrease) in customer deposits        (256,087)          (38,472)
                                               -----------       -----------
                    Sub total                     (521,851)           23,465
                                               -----------       -----------

                    Total adjustments             (704,968)           44,699
                                               -----------       -----------



    Net cash provided by/(used in)             -----------       -----------
      operating activities                        (304,577)           (2,303)
                                               -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (2,034)           (3,488)
  Preceeds from sale of fixed assets               250,000              -
                                               -----------
Net cash used in investing activities              247,966            (3,488)
                                               -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term borrowing            -                -
                                               -----------       -----------
Net cash used in financing activities                  -                -
                                               -----------       -----------
    Net (decrease)/increase in cash
      and cash equivalents                         (56,611)           (5,791)
                                               -----------       -----------
Cash & equivalents at beginning of period          105,768           14,486
                                               -----------       -----------
Cash & equivalents at end of period            $    49,157       $    8,695
                                               ============      ===========



                       See accompanying notes to unaudited
                         condensed financial statements

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED



1. BASIS OF PRESENTATION

     The accounting policies followed by the Company are set forth in Note 1 of Notes to Financial Statements in the 1998 Annual Report on Form 10-K.

     In the opinion of the management of the Company, the accompanying condensed financial statements contain only normal and recurring adjustments necessary for the fair presentation of the Company's financial position as of March 31, 1999 and the results of operations for the three month periods ended March 31, 1999 and March 31, 1998 and the statement of cash flows for the three month periods ended March 31, 1999 and March 31, 1998.

     The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for a succeeding quarter or for the full year.


2. INVENTORIES

                                          MARCH 31, 1999      DECEMBER 31, 1998
                                         ---------------      -----------------
                                            UNAUDITED

       Finished Goods                       $106,534             $ 96,263
       Work In Process                        68,604               61,915
       Raw Materials                         154,689              139,436
                                            --------             --------
                                            $329,827             $297,614
                                            ========             ========


3. COMMITMENTS AND CONTINGENCIES

     There are no claims or actions against the Company which will materially effect its financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.


     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Revenues were $218,401 for the three months ended March 31, 1999, down $385,716, or 63.8% compared to revenues of $604,117 for the prior year three month period. OEM products sales were approximately 60% of revenues in the first quarter 1999 compared to 86% for the same period in 1998. The decrease in revenues is due primarily to the loss of urinary catheter business with SIMS/Portex Ltd., which ended, with the completion of their purchase orders, in June 1998. In February 1999 we have reached an agreement with C.R.Bard, where they purchased worlwide exclusive rights to the coating technology for $400,000 and the purchase of the coating machine for $250,000. As our new partner, we have just begun to ship catheters to their English subsidiary. The delay however,has impacted our sales volume by approximately $400,000. All other product lines are up by about 25% versus last year.

     Gross profit of $4,195, or 2% of revenues declined by $169,820, or 97.6% from the first quarter 1998 comparable gross profit of $174,015, or 28.8%of revenues. The change in gross profit is directly due to the decrease in revenues as discussed above and the cost containment procedures implemented in 1996 and continued in the first quarter 1999.

     Operating loss of $191,035 was $163,031 higher than the operating loss of $28,004 generated during the first quarter of 1998. This was due primarily to the decrease in revenues in 1999 versus 1998 and the cost containment procedures implemented and continued in 1999.

     Net income of $400,391 was $447,393 greater than the loss of $47,002 from continuing operations generated during the first quarter of 1998. The increase was due primarily to the C.R.Bard agreement which accounted for $400,000 in other income and the $191,259 gain from the sale of a fixed asset.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

     ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used $304,577 of cash during the first quarter 1999 as compared to using $2,303 in 1998. Financing activities used no cash for the three month period ended March 31, 1999 and investing activities generated $247,966 versus cash usage of $3,488 in 1998. The net result of first quarter 1999 cash flow was a decrease of $56,611 in cash and cash equivalents.

     During the three month period ended March 31, 1999 the Company received $450,000 from C.R. Bard as final payment as per agreement signed in February 1999. The Company used those proceeds to pay down various liabilities incurred during the prior year.

     Management believes that the Company's financial condition at March 31, 1999 represents an uncertain base to conduct current operations. The Company's ability to continue as a going concern is dependent upon its success at generating sufficient cash flow or obtaining additional financing as required to meet its long term obligations, support its working capital needs and curtailing the ongoing losses by generating profitable revenue levels. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In February 1999, the Company signed an agreement with C.R. Bard to sell its worldwidw exclusive rights to the Company's technology for coating intermittent urinary catheters for $400,000 and sold its coating machine for coating catheters for $250,000. The parties also reached an agreement, whereby Biosearch has offered to manufacture and coat intermittent urinary catheter components for C.R.Bard until such time as it decides to perform these operations themselves. Proceeds from this transaction has increased the working capital of Biosearch, however it is not significant enough to change management's belief as to the financial condition of the Company.

     The Company is ISO 9000 certified and received approval to CE mark its products from British Standards Institute. The Company feels this certification will open the European market to its products and allow it to build additional relationships with other large medical products companies, who for whatever reason, have not received their certification and wish to sell their products in Europe. The Company is focusing all its efforts on its OEM business and its intermittent urinary catheter product line.

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



                        BIOSEARCH MEDICAL PRODUCTS, INC.






Dated:  April 19, 1999           /s/ MANFRED F. DYCk
                             -----------------------------------
                                   Manfred F. Dyck
                                   President and Principal
                                   Executive Officer and Director





Dated:  April 19, 1999           /s/ ROBERT C. KELLER
                             --------------------------------
                                   Robert C. Keller
                                   Chief Financial Officer