Form 10KSB/A
period 1998-12-31
BIOSEARCH MEDICAL PRODUCTS INC
filed 1999-07-23
CIK 350646

================================================================================

           FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K SB-A

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

BIOSEARCH PRODUCT HISTORY SUMMERY


====================================================================================================================================
                                                            SELL TO     SELL                                             REGULATORY
PRODUCT             ACTIVE   STATUS                OEM      DEALERS     DIRECT        DEVICE FUNCTION                      STATUS
------------------------------------------------------------------------------------------------------------------------------------
Bipolar             YES      Active Product        YES       YES         YES          Device is used to coagulate         FDA 510(k)
Coagulation                                                                           bleeding in the GI Tract via an     ISO CE
Probes                                                                                endoscope and RF generator.
------------------------------------------------------------------------------------------------------------------------------------
Biliary Stents      YES      Active Product        NO        YES         YES          Device is used to restore bile      FDA 510(k)
                                                                                      fluid flow into intestine.          ISO CE
-----------------------------------------------------------------------------------------------------------------------------------
Anorectal           YES      Active Product        NO        YES         YES          Device is used to help patients     FDA 510(k)
Biofeedback                                                                           perform Kegal exercises to          ISO CE
                                                                                      assist with fecal constipation
                                                                                      and incontinence.
------------------------------------------------------------------------------------------------------------------------------------
Perineometer &      NO       Item requires         NA        NA          NA           Device will assist females with     FDA 510(k)
Vaginal Probe                production tooling.                                      vaginal Kegal exercises to assist
                                                                                      with urinary incontinence.
------------------------------------------------------------------------------------------------------------------------------------
Enteroclysis        YES      Active Product        YES       YES         YES          Device is used for deep             FDA 510(k)
Catheter                                                                              intestinal decompression and        ISO CE
                                                                                      radiology.
------------------------------------------------------------------------------------------------------------------------------------
Enteral Admin.      YES      Active Product        NO        YES         YES          Devices are used to administer      FDA 510(k)
Sets                                                                                  enteral food via bags and tubing    ISO CE
                                                                                      sets leading to patient catheters.
------------------------------------------------------------------------------------------------------------------------------------
Jejunostomy         YES      Active Product        YES       YES         NO           Devices are used to administer      FDA 510(k)
Catheters                                                                             enteral food via a PEG Tube.        ISO CE
------------------------------------------------------------------------------------------------------------------------------------
Intermittent        YES      Sold to C.R.BARD      YES       NO          NO           Devices are used to drain urine     FDA 510(k)
Urinary Tubes                on Feb. 1999. We                                         on a short term basis.              ISO CE
                             are  Manufacturing
                             for BARD.
------------------------------------------------------------------------------------------------------------------------------------
Pee Wee Device      NO       Sold to C.R.BARD      NA        NA          NA           Device is used to feed into the     FDA 510(k)
                             (1994)                                                   stomach via a stoma.
------------------------------------------------------------------------------------------------------------------------------------
Enteral Feeding     NO       Sold to Nutricia-     NA        NA          NA           Device is used to pump enteral      FDA 510(k)
Pump                         Holland (1991)                                           formula into a patient.
------------------------------------------------------------------------------------------------------------------------------------
Feeding             NO       Sold to Sherwood      NA        NA          NA           Device is used to administer        FDA 510(k)
Gastrostomy                  Medical (1994).                                          enteral formula into a patient
Catheters                    Could begin                                              via a gastric stoma.
                             marketing in 05/99
------------------------------------------------------------------------------------------------------------------------------------
Nasogastric         NO       Sold to Sherwood      NA        NA          NA           Device is used to administer        FDA 510(k)
Feeding                      Medical (1994).                                          enteral formula into a patient
Catheters                    Could begin                                              via a naso-gastric route.
                             marketing in 05/99
------------------------------------------------------------------------------------------------------------------------------------
Enteral Food        NO       Sold to Clintec       NA        NA          NA           Special liquid food to be used      FDA 510(k)
Product Line                 (1991)                                                   with Enteral Catheters.
------------------------------------------------------------------------------------------------------------------------------------


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

     In early 1994, the Company appointed C.R.Bard as a distributor of certain specialty G.I. products, specifically, the Company's "J-Tubes" and the related accessories. The distributor was also licensed to manufacture the "J-Tubes". This agreement, together with the above agreements accomplished part of the Company's business strategy of expanding its private label and OEM product manufacturing and distribution network.

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

     Sales of the Company's products to specific customers may, at times, be significant to the overall revenues of the Company. During 1998, Sherwood Medical Company accounted for approximately $10,000, or less than 1% of the Company's revenues, approximately $514,000 or 27% of the Company's revenues during 1997 and approximately $1,951,000 or 74% in 1996. Sales to Smith Industries Medical Systems/Portex Ltd. amounted to $596,000 or 49% versus $700,000 or 36% in 1997 and $114,000 or 4% in 1996, and Bard Interventional amounted to $234,000 or 19% versus sales of $225,000 or 12% in 1997 and $200,000 or 8% in 1996. No other single customer accounted for more than 10% of the Company's revenue in 1998, 1997, or 1996. In May 1996 the agreement was completed and the Company will continue to do OEM work for Sherwood Medical on a purchase by purchase order basis. The company has refocused its efforts on the manufacture and selling of the Endoscopic Product line through its developing dealer network and with its ISO 9000 certification, the development of the line in Europe along with the continuation of its contract manufacturing, using the Company's extensive coating technology and its proprietary processes for coating medical devices , for medical product companies without this certification.

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

     The Company, beginning in 1995, initiated a program to ensure that its products conform to the European Community legislation for medical devices. Conformance is demonstrated by affixing the CE mark to the products made by the Company. The Company has met the requirements of the ISO (international organization for standardization) standard by certification to ISO 9001 on October 9, 1996. The standard requires the Company to design and manufacture products according to a rigorous quality system. In addition, the Company has employed British Standards Institution Inc. to serve as its notified body and is directing its efforts to BS EN ISO 9000 registration. Four of the products made by the Company were approved for registration to carry the CE Mark on September 29, 1998.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities have been primarily devoted to the development and enhancement of the products described above and to the design and development of new products. In connection with this innovative development ability the Company, from time-to-time, may be contracted by larger medical product companies to develop or assist in the development of prototype medical devices. A portion of the Company's overall business objective is to continue promoting this area of the business as it aligns itself with larger medical product companies. Further, the Company has and continues to utilize certain physicians and surgeons, who are recognized in their field of expertise, for product development and evaluations. Remuneration to these medical professionals for their efforts may be in the form of royalties contingent on the products being subsequently marketed and revenue streams generated. It is estimated that less than $25,000 has been spent during 1998 and 1997.

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

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The executive officers and other significant employees of the Company are as follows:

                             AGE
                        DECEMBER 31,
       NAME                 1998           POSITION WITH THE COMPANY
       ----             ------------       -------------------------
Manfred F. Dyck ........     63            Chairman of the Board of
                                           Directors, President and
                                           Director

Robert J. Moravsik .....     56            Vice President - General
                                           Counsel and Secretary

Robert C. Keller .......     60            Treasurer & Chief Accounting
                                           Officer

Martin C. Dyck .........     37            Vice President - Operations,
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

ITEM 3. LEGAL PROCEEDINGS

     On August 25, 1997 Summit Bank notified the Company that it was in default for failure to make payments when due. The bank exercised its right under the Loan Document to declare immediately due and payable the entire outstanding balance due pursuant to the Loan. On February, 24, 1998, Summit Bank obtained a judgement against the Company on the docket of the Superior Court in Bergen County, N.J. for nonpayment of notes and on March 18, 1998 they obtained a judgement for foreclosure against the Company on the docket of the Superior Court of Somerset County, N.J. On June 12, 1998, the Company sold its property as discussed in Item 2, paid off its debt to Summit Bank and all judgements have been dismissed.

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


ITEM 6.                                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                                CONDITION AND RESULTS OF OPERATIONS

                                                     YEARS ENDED DECEMBER 31,
                                    --------------------------------------------------------
                                            (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)



OPERATIONS DATA                           1998       1997       1996      1995       1994
---------------                          -------   -------    -------    -------    -------
Revenues                                 1,295      1,936      2,649      3,268      3,574
Gross profit                                24        399        410        490        664
Loss from operations                      (835)      (493)      (813)      (842)      (788)
(Loss)/earnings
        before extraordinary item         (851)      (556)      (884)      (844)     2,897
Extraordinary item                        --         --         --         --          114
Federal Income Tax                        --         --         --         --          (60)
                                       -------    -------    -------    -------    -------
Net(loss)/income                       $  (851)   $  (556)   $  (884)   $  (844)   $ 2.951
                                       =======    =======    =======    =======    =======

INCOME (LOSS) PER COMMON SHARE FROM:
        Continuing operations
        before extraordinary item      $ ( .39)   $  (.25)   $  (.40)   $  (.38)   $   .26
        Extraordinary item                --         --         --         --          .01
                                       -------    -------    -------    -------    -------
Net income/(loss)                      $  (.39)   $  (.25)   $  (.40)   $  (.38)   $   .27
                                       =======    =======    =======    =======    =======
WEIGHTED AVERAGE NUMBER
        OF COMMON SHARES                 2,203      2,203      2,203      2,203      2,203
--------------------------------------------------------------------------------------------
                                                     AS OF DECEMBER 31,
                                       -----------------------------------------------------
                                                       (IN THOUSANDS)

BALANCE SHEET DATA                       1998      1997       1996       1995       1994
------------------                     -------    ------     ------     ------     -------
Total assets                           $  897     $2,117     $2,513     $3,464     $4,452
Current maturities of
        long-term debt                 $ --       $  691     $   37     $   33     $   29
Long-term debt                         $ --       $ --       $  663     $  699     $  732



              NOTE: THE COMPANY HAS NOT PAID A DIVIDEND DURING THE
                  FIVE (5) YEAR PERIOD ENDED DECEMBER 31, 1998.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1998 COMPARED TO 1997

REVENUES

     Revenues of $1,295,000 for 1998 were approximately $641,000, or 33% lower than revenues of $1,936,000 for 1997. The sales of the old line disposable products declined slightly during 1998, however the overall sales were negatively impacted by the loss of the Sherwood business during 1998 due to their complete internalization of all manufacturing of the medical devices purchased from the Company and the loss of the Smith Industries Medical Systems business after all existing purchase orders where completed in June 1998 when they suspended all purchases due to a failed product launch and excessive inventory estimated to last several years and no other purchase orders were issued.

     Sales to Sherwood were approximately $10,000 or 1% in 1998 compared to $514,000 or 27% of total sales for 1997. The Company also sells other medical devices under both private label and Original Equipment Manufacture ("OEM") agreements. Other OEM sales for 1998 amounted to approximately $934,000, or 76% versus 1997 sales of $1,030,000 or 53%.This was due to the loss of $104,000 from Smith Industries Medical Systems/Portex Ltd. business versus 1997 as discussed above.

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

GROSS PROFIT

     Gross profit of $24,000 for 1998 was lower by $375,000, or 94% than the gross profit of $399,000 for 1997. The gross profit was 2% of revenues in 1998 and 21% in 1997. The decline in gross profit was due mainly to the loss of both the Sherwood business and the Smith Industries Medical Systems business during 1998. Because revenues were not high enough to cover the fixed manufacturing costs, gross profits declined significantly .

OPERATING LOSS

     Operating loss of $835,000 in 1998 was $342,000 greater than the operating loss of $493,000 generated during 1997. The unfavorable change in operating loss is due mainly to the significant drop in revenues during 1998 as discussed above offset by the continued cost savings attained during the year, which included no wage increases, CEO took substantial salary cut, vacated positions were not filled and the Company changed from stocking product to building to order. These savings amounted to $266,000 or 17% in manufacturing and $34,000 or 4% in selling and general administration versus 1997.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1998 COMPARED TO 1997 (continued)

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

RESULTS OF OPERATIONS
1997 COMPARED TO 1996 (continued)

CONTINUING OPERATIONS (continued)

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities generated $97,000 of cash and cash equivalents during 1998. Investing activities used $5,000 during the year for capital expenditures and there were no financing activities during 1998.

     Cash from net operating activities generated a positive cash flow of $97,000 during 1998 as compared to a cash drain of $310,000 in 1997. The large contributing factors were decreases in the Company's trade receivables of $273,000; a decrease in other current assets of $57,000; a decrease in inventories of $74,000 and increases in customer deposits of $380,000; accounts payable of $10,000 and an increase in accrued liabilities of $91,000 which generated cash, offset by a loss for the year of $851,000. Depreciation and amortization, a non cash item , amounted to $60,000.

     There were non cash items created by the sale lease-back transaction which affected certain balance sheet accounts. Those affecting operating accounts were as follows: other current assets $294,000, accounts payable $109,000 and accrued liabilities $50,000.

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

     The Company has suffered recurring losses from continuing operations of approximately $851,000 in 1998 and $556,000 in 1997. The Company has continued its cost containment activities started in an effort to reduce expenses. These activities included, no wage increases, substantial salary cut taken by CEO, vacated positions not filled and a change from stocking product to building to order.

     Management believes that the Company's financial condition at December 31, 1998 represents an uncertain base to conduct current operations. The Company's ability to continue as a going concern is dependent upon its success at generating sufficient cash flow or obtaining additional financing as required to meet its long-term obligations, support its working capital needs and curtailing the ongoing losses by generating profitable revenue levels. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In February 1999 the Company signed an agreement with C.R.Bard to sell its worldwide exclusive rights to the Company's technology for coating intermittent urinary catheters for $400,000 and sold its machine for coating catheters for $250,000. The parties also reached an agreement, whereby Biosearch has offered to manufacture and coat intermittent urinary catheter components for C.R.Bard until such time as it decides to perform these operations themselves. Proceeds of this transaction has increased the working capital of Biosearch, however it is not significant enough to change management's belief as to the financial condition of the Company.

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

        Dated:  March 30, 1999

                          BIOSEARCH MEDICAL PRODUCTS INC.

                          By:  /s/    MANFRED F. DYCK
                             -----------------------------
                                   Manfred F. Dyck
                                   Chief Executive Officer
                                   Chairman Board of Directors

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Dated:  March 30, 1999

                          By:  /s/   MANFRED F. DYCK
                             -----------------------------
                                   Manfred F. Dyck
                                   Chief Executive Officer
                                   Chairman Board of Directors

        Dated:  March 30, 1999

                          By:  /s/   ROBERT C. KELLER
                             -----------------------------
                                   Robert C. Keller
                                   Chief Accounting Officer and
                                   Treasurer

                                SIGNATURES (continued)

        Dated:  March 30, 1999

                          By:  /s/    MARTIN C. DYCK
                              -----------------------------------
                                   Martin C. Dyck
                                   Director

        Dated:  March 30, 1999

                          By:  /s/    DAVID M. SCHRECK, M.D.
                             ------------------------------------
                                   David M. Schreck, M.D.
                                   Director

        Dated:  March 30, 1999

                          By:  /s/    KLAUS J.H. MECKELER, M.D.
                             ------------------------------------
                                   Klaus J.H. Meckeler, M.D.
                                   Director

        Dated:  March 30, 1999

                          By: /s/     FREDERICK L. PERL, M.D.
                             ------------------------------------
                                   Frederick L. Perl, M.D.
                                   Director

                         BIOSEARCH MEDICAL PRODUCTS INC.
                       FINANCIAL STATEMENTS AND SCHEDULES

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         -------
FINANCIAL STATEMENTS:

Independent Auditors' Reports ........................................     23

Balance Sheets at
  December 31, 1998 and 1997 .........................................   24 - 25

Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996 ...................................     26

Statements of Shareholders' Equity
  for the Years Ended
  December 31, 1998, 1997 and 1996 ...................................     27

Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996 ...................................     28

Notes to Financial Statements ........................................  29 - 39




                      ALL OTHER SCHEDULES HAVE BEEN OMITTED
           BECAUSE THEY ARE NOT APPLICABLE OR THE REQUIRED INFORMATION
          IS INCLUDED IN THE FINANCIAL STATEMENTS OR THE NOTES THERETO.

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS AND SHAREHOLDERS
BIOSEARCH MEDICAL PRODUCTS, INC.:

     We have audited the accompanying balance sheets of Biosearch Medical Products, Inc. as of December 31, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for each of the three years ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                 AMPER, POLITZINER & MATTIA P.A.

EDISON, NEW JERSEY
MARCH 18, 1999

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                 DECEMBER 31,
                                           ------------------------
                                               1998         1997
                                           ----------    ----------

CURRENT ASSETS:
  Cash and cash equivalents                $  105,768   $   14,486
  Trade receivables - less allowance for
    doubtful accounts of $10,000               78,751      351,964
  Inventories                                 297,613      372,012
  Other assets                                256,127       18,762
                                           ----------   ----------
             Total current assets             738,259      757,224
                                           ----------   ----------
PROPERTY, PLANT AND EQUIPMENT               2,440,400    4,239,648
   Less accumulated depreciation
   and amortization                         2,287,523    2,887,766
                                           ----------   ----------
Net property, plant and equipment             152,887    1,351,882
OTHER ASSETS
    Other assets, net                           5,862        8,123
                                           ----------   ----------
           Total other assets                   5,862        8,123
                                           ----------   ----------
           TOTAL ASSETS                    $  896,998   $2,117,229
                                           ==========   ==========






                                   (continued)

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                                 BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    DECEMBER 31,
                                                           ----------------------------
                                                               1998            1997
                                                           ------------    ------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                     $       --      $    691,041
  Accounts payable                                              253,498         353,712
  Customer deposits                                             380,000            --
  Accrued liabilities                                           174,330         132,330
                                                           ------------    ------------
             Total current liabilities                          807,828       1,177,083

SHAREHOLDERS' EQUITY:
   Common stock, no par value; 5,000,000
       shares authorized; 2,210,798 issued and 2,202,878
       shares outstanding at December 31, 1998 and 1997      11,129,954      11,129,954
   Accumulated deficit                                      (11,009,545)    (10,158,569)
   Treasury stock, at cost;
       7,920 shares at December 31, 1998
       and 1997                                                 (31,239)        (31,239)
                                                           ------------    ------------
              TOTAL SHAREHOLDERS' EQUITY                         89,170         940,146
Commitments and contingencies                                      --              --
                                                           ------------    ------------
                                                           $    896,998    $  2,117,229
                                                           ============    ============



                            SEE ACCOMPANYING NOTES TO
                              FINANCIAL STATEMENTS.

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                            STATEMENTS OF OPERATIONS

                                                        YEARS ENDED DECEMBER 31,
                                               -----------------------------------------

                                                  1998           1997           1996
                                               -----------    -----------    -----------
Revenues                                       $ 1,294,838    $ 1,936,171    $ 2,648,719
Cost of goods sold                               1,271,216      1,536,936      2,238,606
                                               -----------    -----------    -----------
Gross profit                                        23,622        399,235        410,113
Selling, general and administrative expenses       859,077        892,602      1,222,901
                                               -----------    -----------    -----------
Loss from operations                              (835,455)      (493,367)      (812,788)
                                               -----------    -----------    -----------
Other income (expense):
    Interest expense, net                          (22,427)       (84,441)       (72,055)
    Other, net                                       6,906         21,598          1,275
                                               -----------    -----------    -----------
                                                   (15,521)       (62,843)       (70,780)
                                               -----------    -----------    -----------
(LOSS) BEFORE PROVISION FOR INCOME TAXES          (850,976)      (556,210)      (883,568)
Provision for income taxes                            --             --             --
                                               -----------    -----------    -----------
NET (LOSS)                                     $  (850,976)   $  (556,210)   $  (883,568)
                                               ===========    ===========    ===========
BASIC AND DILUTED NET LOSS
    PER COMMON SHARE                           $      (.39)   $      (.25)   $      (.40)
                                               ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                    2,202,878      2,202,878      2,202,878
                                               ===========    ===========    ===========



                            SEE ACCOMPANYING NOTES TO
                              FINANCIAL STATEMENTS.


                                                       BIOSEARCH MEDICAL PRODUCTS, INC.
                                                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                       COMMON STOCK
                                           -----------------------------------                    TREASURY STOCK
                                            SHARES      SHARES                     ACCUMULATED   ------------------
                                            ISSUED    OUTSTANDING    AMOUNT         DEFICIT      SHARES      AMOUNT       TOTAL
                                           ---------  -----------  -----------   -------------   -------   ---------    ----------
         BALANCE, JANUARY 1, 1996          2,210,798   2,202,858   $11,129,948   $ (8,718,791)   (7,940)   $ (31,315)   $3,223,046
Issuance of treasury shares in
  connection with
  employee stock awards                         --            20             6           --          20           76            82
Net loss                                        --          --            --         (883,568)     --       (883,568)
                                           ---------   ---------   -----------   ------------    ------    ---------    ----------
        BALANCE, DECEMBER 31, 1996         2,210,798   2,202,878   $11,129,954   $ (9,602,359)   (7,920)   $ (31,239)   $1,496,356
Net loss                                        --          --            --         (556,210)     --           --        (556,210)
                                           ---------   ---------   -----------   ------------    ------    ---------    ----------
        BALANCE, DECEMBER 31, 1997         2,210,798   2,202,878   $11,129,954   $(10,158,569)   (7,920)   $ (31,239)   $  940,146
                                           ---------   ---------   -----------   ------------    ------    ---------    ----------
Net Loss                                        --          --            --         (850,976)     --           --        (850,976)
                                           ---------   ---------   -----------   ------------    ------    ---------    ----------
        BALANCE, DECEMBER 31, 1998         2,210,798   2,202,878   $11,129,954   $(11,009,545)   (7,920)   $ (31,239)   $   89,170
                                           =========   =========   ===========   ============    ======    =========    ==========



                                                         SEE ACCOMPANYING NOTES TO
                                                           FINANCIAL STATEMENTS.


                                                    BIOSEARCH MEDICAL PRODUCTS, INC.
                                                        STATEMENTS OF CASH FLOWS

                                                                                    YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------------
                                                                        1998                  1997              1996
                                                                     -----------           -----------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                           $ (850,976)           $(556,210)         $(883,568)
Adjustments to reconcile (loss)to net cash (used in)
  operating activities:
          Depreciation and amortization                                  60,271               91,279             90,862
          Gain on sale of fixed assets                                    --                  (2,763)             --
Changes in assets and liabilities:
          Decrease/(increase) in trade receivables                      273,213             (169,716)           (19,747)
          Decrease in inventories                                        74,398              141,538            102,540
          Decrease (increase) in other current assets                    56,657               11,903            (13,114)
          Decrease in other assets                                        2,262                5,457              (  23)
          Increase in accounts payable                                    8,637              168,059             22,119
          Increase/(decrease) in accrued liabilities                     92,109                  637            (56,553)
          Increase in customer deposits                                 380,000                 --                --
                                                                     ----------            ---------          ---------
Net cash provided/(used) in operating activities                         96,571             (309,816)          (757,484)
                                                                     ----------            ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                     (5,289)             (34,593)         ( 172,180)
Proceeds from sale of fixed assets                                         --                  46,000                -
Decrease in escrow                                                         --                   --              312,811
Net cash provided/(used) by investing activities                         (5,289)              11,407            140,631
                                                                     ----------            ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from surrendering whole life policy                               --                   --              402,785
Principal payments on long-term borrowings                                 --                 (8,481)           (32,648)
                                                                     ----------            ---------          ---------
Net cash provided by (used in)
          financing activities                                             --                 (8,481)           370,137
                                                                     ----------            ---------          ---------
Net (decrease)/ increase in cash and cash equivalents                    91,282             (306,890)          (246,716)
                                                                     ----------            ---------          ---------
Cash and cash equivalents at beginning of period                         14,486              321,376            568,092
                                                                     ----------            ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  105,768            $  14,486          $ 321,376
                                                                     ==========            =========          =========


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

     REVENUE RECOGNITION - The Company recognizes all revenues when the product is shipped. This is also the Company's policy with its dealers. OEM sales represent approximately 73% of the Company's total revenues, dealers amount to approximately 12% and the balance are direct sales. Customer returns during the years 1998 and 1997 were deemed immaterial.

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

     ADVERTISING COSTS - Advertising costs are expensed as incurred and totaled approximately $1,500, $1,400 and $24,000 for the years ended December 31, 1998,1997 and 1996 respectively.

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

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

3. INVENTORIES

                                                     DECEMBER 31,
                                             ---------------------------
                                               1998               1997
                                             --------            -------

              Finished goods                 $ 96,263           $ 95,992
              Work-in-process                  61,915            140,271
              Raw materials                   139,435            135,749
                                             --------           --------
                                             $297,613           $372,012
                                             ========           ========




4. PROPERTY, PLANT  AND EQUIPMENT

                                                DECEMBER 31,
                                    -------------------------    ESTIMATED
                                       1998            1997     USEFUL LIVES
                                     --------        --------   -------------
 Land                             $      --       $   137,182
 Buildings and improvements              --         1,667,355     40 years
 Machinery and equipment            1,919,410       1,915,249     3 - 10 years
 Furniture and fixtures               520,990         519,862     5 years
                                   ----------     -----------

                                  $ 2,440,400     $ 4,239,648
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

     In conjunction with the above transaction, the following noncash activity took place:

     Sale of Building                             $(1,144,023)
     Payoff of mortgage principal and interest        722,419
     Royalty payment                                   18,730
     Additional fees to satisfy bank debt             108,151
                                                  -----------
     Prepaid rent                                    $294,022
                                                  ===========

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

5. LONG-TERM DEBT

                                                              DECEMBER 31,
                                                        ----------------------
                                                           1998         1997
                                                        ---------     --------

     Note payable originally due April 1, 2007          $   --       $  691,041
     Less current maturities                                --          691,041
                                                        ---------    ----------
     Long-term debt                                     $   --       $  --
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

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

7. INCOME TAXES

     Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of its assets and liabilities at December 31, follow:

                                                  1998         1997
                                               ----------   -----------
Current assets and liabilities:

Allowance for doubtful accounts                $    4,000   $    4,000
Inventory valuation reserve                        88,000      103,000
Inventory overhead capitalization                    --           --
                                               ----------   ----------
                                                   92,000      107,000
Valuation allowance                                92,000      107,000
                                               ----------   ----------
    Net current deferred tax assets            $     --     $     --
                                               ==========   ==========
Noncurrent assets and liabilities:

Depreciation                                      458,000       89,000
Net operating loss carryforward                 4,084,000    3,987,000
Alternative minimum tax credit carryforward        60,000       60,000
Investment tax credit carryforward                182,000      182,000
                                               ----------   ----------
                                                4,784,000    4,318,000
Valuation allowance                             4,784,000    4,318,000
                                               ----------   ----------
Net noncurrent deferred tax asset              $     --     $     --
                                               ==========   ==========

     The provision for income taxes consists of the following for the years ended December 31:

                                       1998         1997         1996
                                    ---------    ---------    ---------
Current tax expense                 $    --      $    --      $    --
Deferred tax benefit                 (481,000)    (485,000)    (504,000)
Net change in valuation allowance     481,000      485,000      504,000
                                    ---------    ---------    ---------
                                    $    --      $   --       $   --
                                    =========    =========    =========

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

7. INCOME TAXES (continued)

     The statutory income tax rate differs from the effective tax rate used in the financial statements for the years ended December 31, 1998, 1997 and 1996 as a result of current year net operating losses, the benefit of which has not been recognized in the current year.

     The investment tax credit carryforward expires in various years through 2000.

     As of December 31, 1998, the Company had available the following net operating loss carryforwards for tax purposes:

     Expiration Date:

Year ending December 31,                         Federal          State
------------------------                       ----------       -----------
       1998                                         --          $1,439,000
       1999                                         --           1,707,000
       2000                                         --             295,000
       2002                                         --             939,000
       2003                                    $1,374,000        1,091,000
       2004                                     2,183,000          631,000
       2005                                       195,000            --
       2006                                     1,637,000            --
       2007                                     1,739,000            --
       2008                                       316,000            --
       2010                                       938,000            --
       2011                                     1,092,000            --
       2012                                       631,000            --
       2018                                       887,000            --
                                              -----------       ----------
                                              $10,992,000       $6,989,000

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

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                   1998           1997           1996
                                 --------       --------       --------
Pro forma net loss            $ (860,666)   $ ( 593,510)     $(885,868)

Pro forma loss per share

Basic                         $     (.39)   $      (.27)     $    (.40)
Diluted                       $     (.39)   $      (.27)     $    (.40)

There was no compensation expense recorded from stock options for the years ended December 31, 1998, 1997 and 1996.

A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                               Number of
                      Options Weighted-Average  Exercisable  Weighted-Average
                      (000)   Exercise Price        (000)        Exercise Price
                      -----   ---------------  ------------  ------------------
Outstanding -
December 31,1996       148       $ .67               148            $ .67
   Granted             208         .19
   Exercised          -----      -----
   Terminated          (40)        .19
                      ----

Outstanding -
December 31,1997       316       $ .29               316            $ .29
    Granted             51       $ .19
    Exercised                    -----
    Terminated        (16)         .50
                      ----

Outstanding -
December 31,1998      351        $ .27               351            $ .27



Weighted-average fair
value of options granted
during the year December 31:             1998                      1997
                                         ----                      ----
     Where exercise price
     equals stock price                 $ .19                     $ .18

     Where exercise price
     equals stock price                 $ ---                     $ ---

     Where exercise price
     equals stock price                 $ ---                     $ ---

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

Following is a summary of the status of stock options outstanding at December 31, 1997.


                   Outstanding Options                                     Exercisable Options
-----------------------------------------------------          ---------------------------------------------
                                         Weighted
                                         Average                   Weighted                       Weighted
     Exercise                           Remaining                  Average                        Average
  Price Range        Number          Contractual Life          Exercise Price     Number      Exercise Price
  -----------        ------          ----------------          --------------     ------      --------------
  $.19 - $.19        51,000             4.1 years                 $ .19          51,000          $ .19
  $.17 - $.19       208,043             3.8 years                 $ .19         208,043          $ .19
  $.30 - $.30         8,000             2.4 years                 $ .30           8,000          $ .30
  $.50 - $.50        84,015             0.3 years                 $ .50          84,015          $ .50


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

     Mr. Dyck has an employment agreement with the Company which provides a minimum annual salary of $192,500, and a 6-month notice of termination. Mr. Dyck was required to devote at least 90% of his business time to the affairs of the Company. On January 1, 1993 the Company and Mr Dyck agreed that his annual salary would be reduced to $96,500 and he would be required to work on a part time basis of three days per week. On June 4, 1994 Mr. Dyck's salary was increased to the full time amount of $193,000 per year. In December 1994 as a part of a cost reduction plan, Mr Dyck voluntarily agreed to a salary reduction to $150,000. On February 5, 1997 Mr. Dyck presented the Board with a cost reduction program which resulted in his salary being voluntarily reduced to $95,000 per year based on a three day work week. On May 5, 1998 by consent and agreement, Mr. Dyck's salary was amended to $95,000 accrued not paid. He agreed to be removed as President, but retained the title of Chairman and CEO. Mr. Martin C. Dyck, son of Mr. Dyck was appointed President.

     In June of 1998 the Board passed a resolution providing that in event of change of control to one entity or more than one entity acting in concert, key employees are to be immediately paid a percentage of their yearly salary. Mr. Martin C. Dyck is to be paid one years salary and Mr. Keller, a Vice President and the Treasurer is to be paid 25% of a years salary. Four other key employees are to be paid 25% of their salary. The total payment if made on December 31,1998 would have been $136,000. On May 12, 1999 at a special board meeting to consider the offer made by Hydromer Inc. to exchange $0.20 for each common share of the Company, Mr. Martin C. Dyck waived this change of control payment ($72,000) in lieu of an offer by Hydromer of the position Vice President at a salary of $110,000 per year and an option to purchase 10,000 Hydromer shares at a price equal to the last five day average market price on the day of closing of the exchange transaction (see Proposal II.)

     On December 30, 1998 the Company paid Martin C. Dyck $8,492 representing salary earned but not paid and on March 4, 1999 the Company paid the Directors as a group $70,500 representing directors' fees earned but not previously paid. On March 11, 1999 the amount of $76,730 owed to Manfred F. Dyck. CEO for salary accrued was paid. On March 17, 1999 the Board agreed to continue to accrue directors' fees and Manfred F. Dyck agreed to a continued accrual of his salary.

     Each director of the Company is entitled to receive compensation in the amount of $750 for each meeting of the Board of Directors attended either in person or telephonically, and $200 for each specially called telephonic conference meeting. In March of 1999 and until further notice the Board has agreed to accrue, but not pay Directors' fees.

     The Company, during 1998 was a party to various transactions with Hydromer, Inc. Hydromer provides the Company with chemicals and analytical services. In 1998 the Company purchased approximately $35,000 worth of goods and services from Hydromer and billed Hydromer for approximately $26,000 for services and out of pocket expenses incurred on its behalf (the Company provides secretarial services to Hydromer at $500 per month. The Company has served as a subcontractor of Hydromer to provide coating services on various products using the chemicals made by Hydromer. The prices that the Company charges to Hydromer are equal to those prices it would charge any third party for like services. The Company paid $38,900 to Hydromer for patent licenses that expired or were terminated in March of 1998.

     The Company, during 1997 was party to various transactions with Hydromer, Inc. Hydromer provides the Company with chemicals and analytical services. In 1997 the Company purchased approximately $40,000 worth of goods and services from Hydromer and billed Hydromer for approximately $77,000 for services, out of pocket expenses incurred on its behalf, the purchase of a curing oven for $46,000 and rented some space at Biosearch for $19,000. This arrangement for space was terminated in late 1997 and the oven was removed and reinstalled at Hydromer's production facility. The Company paid Hydromer $29,000 representing a minimum royalty fee for a patent/know how license concerning the Hydromer coatings and accrued an additional $26,875 for royalties due but not paid. In late 1997 Hydromer and Biosearch entered into a secrecy agreement whereby the Officers of Hydromer were granted access to the non-public records of Biosearch to explore any possible business relationships or ventures.

     On March 31, 1998 the Company and Hydromer entered into a contract of sale whereby, Hydromer agreed to purchase the Company's building and land at a price of $850,000 and a three year lease-back to the Company of 16,000 square feet (approximately 2/3 rds. of the building). The parties valued the lease at $346,500. The transaction was closed on June 12, 1998. Since then the parties have shared various costs in accordance with the terms of the lease. The Company believes that the terms of the foregoing arrangement are fair and equitable to both parties.

     As of April 20, 1998, as a part of a cost reduction, the General Counsel was employed by the Company on a part time basis of one day per week. The remaining four days are spent as the General Counsel of Hydromer . In the event of a conflict between the Company and Hydromer, outside counsel is used.

     In September of 1998, Hydromer expressed interest in acquiring the stock of the Company in a stock exchange at six shares of Biosearch stock for each one share of Hydromer and conditioned on certain liabilities of Biosearch being eliminated. The Board of Directors (Manfred F. Dyck, not taking part in the decision) was of the opinion that the stated terms might not be in the best interest of the stockholders. In March of 1999 the Directors sought the advice of an evaluation expert to render a fairness opinion. In April 1999, Hydromer again expressed their interest to exchange each Biosearch share for a payment of $0.15. In addition there were other conditions which the board found to be burdensome on certain employees. On May 10, 1999 Hydromer, Inc revised its offer and at a special meeting of the Board of Directors, held on May 12, 1999 the Board approved the offer and directed that it be presented to the stockholders for a vote. A PLAN OF EXCHANGE was thereafter approved at the regular Board meeting held on May 27, 1999 (see Proposal II)

     In the latter part of 1998 the Company and Hydromer formed a Y2K joint task force to assess the effect of the Y2K problem would have on the facilities, jointly occupied. The companies are devising a plan that in the opinion of the management of the Company will be less expensive to implement than any plan implemented alone by the Company.

     On February 25, 1999 the Company closed a transaction with C.R.Bard, Inc. which transferred the Company's process coating technology and a coating machine pertaining to intermittent urinary catheters for the sum of $650,000. On the same date, Hydromer closed a transaction which licensed the right to use Hydromer's coating for the same device. Biosearch's contract had a condition whereby, the closing was conditioned on the Hydromer transaction closing at the same time. Outside counsel was used to represent the interests of Hydromer, because of a potential conflict.

     In July 1999 Mr. Robert C. Keller , V.P. and CFO of Biosearch was appointed as Principal Accounting Officer of Hydromer, Inc. on a part time basis to oversee the accounting staff and to comply with Generally Accepted Accounting Principles.

     Manfred F. Dyck, CEO of the Company and his wife Ursula M. Dyck are also directors of Hydromer. Mr. Manfred Dyck is the President and CEO of Hydromer. In total they hold 42% (on a fully diluted basis) of the capital stock of Hydromer. Their son, Martin C. Dyck, who is president of the Company, owns 46,152 shares or 1.1% of Hydromer stock.

11. COMMITMENTS AND CONTINGENCIES

     As part of our sale to Sherwood Medical in 1994, the Company had a supply agreement with Sherwood in which we agreed to manufacture and supply all product purchased by Sherwood at cost plus 10% from May 1994 to the end of 1997. There was also a covenant not to compete for five years starting with the signing of the agreement in May 1994 and expiring in May 1999.

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

14. YEAR 2000 ISSUE (continued)

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

10(jj) -          Form of 6 1/2per cent Convertible Subordinated Note due August 2, 1991(Incorporated by
                  reference to Exhibit 4(a) to the Registration Statement on Form S-3 Number 2-92798)

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

                                                            46


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

                                                            47



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


                                                            50

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

THE FOLLOWING EXHIBITS ARE INCORPORATED BY THE RESPECTIVE REFERENCE SYMBOL TO THE ANNUAL REPORT ON FORM 10-K SB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999:

10(zzzz)          Asset sale between the Company and C.R.Bard dated February 25, 1999 selling a coating machine and all technology to manufacture intermittent urinary catheters for $650,000
                  ($200,000 already paid).