Form 10QSB/A
period 1999-03-31
BIOSEARCH MEDICAL PRODUCTS INC
filed 1999-07-23
CIK 350646

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

                                   ----------

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

                                   ----------

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


================================================================================

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                              INDEX TO FORM 10-Q SB
                                 MARCH 31, 1999


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

                                     PART I

                         ITEM I -- FINANCIAL STATEMENTS

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS


                                     ASSETS


                                                    MARCH 31,    DECEMBER 31,
                                                      1999          1998(1)
                                                    ---------    ------------
                                                    UNAUDITED
CURRENT ASSETS:
  Cash and cash equivalents                         $ 49,157       $105,768
  Trade receivables                                  111,650         78,751
  Inventories (note 2)                               329,827        297,613
  Other assets                                       235,908        256,127
                                                    --------       --------
  TOTAL CURRENT ASSETS                               726,542        738,259

PROPERTY, PLANT AND EQUIPMENT, (NET)                  88,028        152,887

OTHER ASSETS                                           4,991          5,862
                                                    --------       --------
   TOTAL ASSETS                                     $819,561       $896,998
                                                    ========       ========

----------
(1) - Derived from audited financial statements.


                                   (continued)

            BIOSEARCH MEDICAL PRODUCTS, INC. CONDENSED BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    MARCH 31,       DECEMBER 31,
                                                      1999             1998(1)
                                                 ------------      -------------
                                                   UNAUDITED
CURRENT LIABILITIES:
  Accounts payable                               $    155,705      $    253,498
  Customer cash advances                              123,913           380,000
  Accrued liabilities                                  50,382           174,330
                                                 ------------      ------------
  TOTAL CURRENT LIABILITIES                           330,000           807,828

SHAREHOLDERS' EQUITY:
  Common stock, no par value; 5,000,000
    shares authorized; issued 2,202,878
    at March 31, 1999, and
    at December 31, 1998                           11,129,954        11,129,954

  Accumulated deficit                             (10,609,154)      (11,009,545)

  Treasury stock, at cost;
    7,920 at March 31, 1999 and
    at December 31, 1998                              (31,239)          (31,239)
                                                 ------------      ------------
  TOTAL SHAREHOLDERS' EQUITY                          489,561            89,170
                                                 ------------      ------------
                                                 $    819,561      $    896,998
                                                 ============      ============

----------
(1) - Derived from audited financial statements.


                       See accompanying notes to unaudited
                         condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                   THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      1999              1998
                                                  -----------       -----------
Revenues, net                                     $   218,401       $   604,117
Cost of goods sold                                    214,206           430,102
                                                  -----------       -----------
Gross profit                                            4,195           174,015

Selling, general and
  administrative costs                                195,230           202,018
                                                  -----------       -----------
Operating loss                                       (191,035)          (28,004)

Other income/(expense):
  Interest expense                                       --             (20,885)
  Other, net                                          400,167             1,887
  Gain on sale of fixed assets                        191,259              --

                                                      591,426            (8,998)
                                                  -----------       -----------
NET INCOME/(LOSS)                                 $   400,391       $   (47,002)
                                                  ===========       ===========
INCOME/(LOSS) PER COMMON SHARE:
Net income/(loss) per common share                $       .18       $      (.02)
                                                  ===========       ===========
Weighted average number
  of common shares                                  2,202,878         2,202,878
                                                  ===========       ===========


                       See accompanying notes to unaudited
                         condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         1999           1998
                                                      ---------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)                                     $ 400,391      $(47,002)

Adjustments to reconcile net income/(loss)
  to net cash provided by/(used in)
  operating activities:
    Depreciation and amortization                         8,142        21,234
    (Gain)/loss on sale of fixed assets                (191,259)         --

             Sub total                                 (183,117)       21,234
                                                      ---------      --------
Changes in assets and liabilities:
  Decrease/(increase) in accounts receivable            (32,899)       (3,036)
  Decrease/(increase) in inventory                      (32,213)       33,712
  Increase in other current assets                       20,219        (1,746)
  Decrease/(increase) in other assets                       870           866
  Increase in accounts payable                          (97,793)       32,141
  Increase/(decrease) in other liabilities             (123,948)         --
  Increase/(decrease) in customer deposits             (256,087)      (38,472)
                                                      ---------      --------

             Sub total                                 (521,851)       23,465
                                                      ---------      --------

Total adjustments                                      (704,968)       44,699
                                                      ---------      --------
Net cash provided by/(used in)
  operating activities                                 (304,577)       (2,303)
                                                      ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (2,034)       (3,488)
  Preceeds from sale of fixed assets                    250,000          --

Net cash used in investing activities                   247,966        (3,488)
                                                      ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term borrowing                --            --
                                                      ---------      --------
Net cash used in financing activities                      --            --
                                                      ---------      --------
Net (decrease)/increase in cash
  and cash equivalents                                  (56,611)       (5,791)

Cash & equivalents at beginning of period               105,768        14,486
                                                      ---------      --------

Cash & equivalents at end of period                   $  49,157      $  8,695
                                                      =========      ========


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

2. INVENTORIES

                                      MARCH 31, 1999     DECEMBER 31, 1998
                                      --------------     -----------------
                                         UNAUDITED

          Finished Goods                  $106,534           $ 96,263
          Work In Process                   68,604             61,915
          Raw Materials                    154,689            139,436
                                          --------           --------

                                          $329,827           $297,614
                                          ========           ========

3. OTHER INCOME

     In February 1999 the Company reached an agreement with C.R.Bard where they purchased the worldwide exclusive rights to the coating technology for intermittent urinary catheters for $400,000 and the purchase of the coating machine for $250,000. The $400,000 was booked as other income and the $250,000 was booked as the sale of an asset and resulted in a gain on the sale of a fixed asset of $191,259.

3. COMMITMENTS AND CONTINGENCIES

     There are no claims or actions against the Company which will materially effect its financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Revenues were $218,401 for the three months ended March 31, 1999, down $385,716, or 63.8% compared to revenues of $604,117 for the prior year three month period. OEM sales in first quarter 1998 amounted to $130,203 or 60% of revenues versus $519,847 or 86% in 1997. The decrease in revenues is due primarily to the loss of urinary catheter business with SIMS/Portex Ltd., which ended, with the completion of their purchase orders, in June 1998. Sales to SIMS in the first quarter 1998 were $400,779. In February 1999 we reached an agreement with C.R.Bard, where they purchased worldwide exclusive rights to the coating technology for $400,000 and the purchase of the coating machine for $250,000. During 1998 C.R.Bard paid the Company $200,000 for a standstill agreement while the Company continued to negotiate the agreement that was eventually signed in February. The Company booked that transaction as a customer deposit. At the signing of the agreement the $200,000 was applied to the purchase price and paid the balance due of $450,000 at that time. For any questions regarding the Company's relationship with C.R.Bard, see exhibit 10
(zzzz) filed with 1998 10-k SB. As our new partner, we have just begun to ship catheters to their English subsidiary. The delay, caused by C.R.Bard's separate deal with Hydromer Inc. being held up because of patent inquiries and C.R.Bard's insistance on signing both deals simultaneously, has impacted our sales volume by approximately $180,000. The $180,000 represents a prepaid purchase order for 400,000 units that could not be produced and shipped until the deal was signed. All other product lines remained relatively the same.

     Gross profit of $4,195, or 2% of revenues declined by $169,820, or 97.6% from the first quarter 1998 comparable gross profit of $174,015, or 28.8% of revenues. The change in gross profit is directly due to the decrease in revenues as discussed above and the cost containment procedures implemented in 1996 and continued in the first quarter 1999.

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

     During the three month period ended March 31, 1999 the Company received $450,000 from C.R.Bard as final payment as per agreement signed in February 1999. The total deal was for $650,000 and the initial deposit received in 1998 was applied to the purchase price as per the agreement. C.R.Bard purchased the worldwide exclusive rights to the coating technology for $400,000 and $250,000 for the purchase of the coating machine. The Company used those proceeds to pay down various liabilities incurred during the prior year as shown in the cash flow statement for March 31, 1999. Customer deposits show a decrease of $256,000, which was due to the $200,000 being applied to the final agreed purchase price at the time of signing and a reduction in the prepaid purchase order for intermittent urinary catheters as they are produced and shipped.

     Management believes that the Company's financial condition at March 31, 1999 represents an uncertain base to conduct current operations. The Company's ability to continue as a going concern is dependent upon its success at generating sufficient cash flow or obtaining additional financing as required to meet its long term obligations, support its working capital needs and curtailing the ongoing losses by generating profitable revenue levels. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In February 1999, the Company signed an agreement with C.R.Bard to sell its worldwide exclusive rights to the Company's technology for coating intermittent urinary catheters for $400,000 and sold its coating machine for coating catheters for $250,000. The parties also reached an agreement, whereby Biosearch has offered to manufacture and coat intermittent urinary catheter components for C.R.Bard until such time as it decides to perform these operations themselves. Proceeds from this transaction has increased the working capital of Biosearch, however it is not significant enough to change management's belief as to the financial condition of the Company.

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


                        BIOSEARCH MEDICAL PRODUCTS, INC.




Dated:  April 19, 1999         /s/ MANFRED F. DYCK
                               ----------------------------------
                                   Manfred F. Dyck
                                   President and Principal
                                   Executive Officer and Director




Dated:  April 19, 1999         /s/ ROBERT C. KELLER
                               ----------------------------------
                                   Robert C. Keller
                                   Chief Financial Officer