Form 10QSB
period 1999-06-30
BIOSEARCH MEDICAL PRODUCTS INC
filed 1999-08-16
CIK 350646

================================================================================
             FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB

[X] QUARTERLY REPORT PER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 1999.
                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________to_________________.

                          Commission File Number 0-9860

                        BIOSEARCH MEDICAL PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEW JERSEY                                           22-2090421
-------------------------------                          ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

35 INDUSTRIAL PARKWAY, SOMERVILLE, NEW JERSEY                  08876-1276
---------------------------------------------                -------------
 (Address of principal executive offices)                    (Zip Code + 4)

Registrant's telephone number, including area code:   (908) 722-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X] YES                    [_] No

Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the close of the period covered by this report.

                                               OUTSTANDING AT
               CLASS                           JUNE 30, 1999
            ---------------                    ---------------
            Common Stock,
            without par value                      2,202,878
================================================================================

                        BIOSEARCH MEDICAL PRODUCTS, INC.


                              INDEX TO FORM 10-Q SB
                                  JUNE 30, 1999


                                                                       PAGE NO.
                                                                       -------
PART I - FINANCIAL INFORMATION

     Condensed Balance Sheet at June 30, 1999 (unaudited)
     and December 31, 1998.                                             3 - 4


     Condensed Statements of Operations (unaudited)
     for the three month periods and six month periods ended
     June 30, 1999 and June 30, 1998.                                     5


     Condensed Statements of Cash Flows (unaudited)
     for the six month periods ended
     June 30, 1999 and June 30, 1998.                                     6


     Notes to (unaudited) Condensed
     Financial Statements.                                              7 - 8


     Management's Discussion and Analysis of the Financial
     Condition and the Results of Operations.                           9 - 10



PART II - OTHER INFORMATION

     Signatures.                                                         11

                                     PART I

                          ITEM I - FINANCIAL STATEMENTS

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS


                                     ASSETS
                                     ------

                                        JUNE 30,    DECEMBER 31,
                                          1999        1998(1)
                                       ----------   ----------
                                        UNAUDITED


CURRENT ASSETS:

         Cash and cash equivalents     $   63,977   $  105,768
         Trade receivables                281,315       78,751
         Inventories (note 2)             378,956      297,613
         Other assets                     210,478      256,127
                                       ----------   ----------

         TOTAL CURRENT ASSETS             934,726      738,259

PROPERTY, PLANT AND EQUIPMENT, (NET)       82,978      152,887

OTHER ASSETS                                4,122        5,862
                                       ----------   ----------

         TOTAL ASSETS                  $1,021,826   $  896,998
                                       ==========   ==========




(1) - Derived from audited financial statements.





                                   (continued)

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                          JUNE 30,       DECEMBER 31,
                                                            1999           1998(1)
                                                        ------------    ------------
                                                         UNAUDITED

CURRENT LIABILITIES:
         Customer deposit                                $     38,087    $    380,000
         Accounts payable                                     320,869         253,498
         Accrued liabilities                                   84,866         174,330
                                                         ------------    ------------

         TOTAL CURRENT LIABILITIES                            443,822         807,828

LONG-TERM DEBT (NOTE 3)                                          --              --
                                                         ------------    ------------

         TOTAL LIABILITIES                                    443,822         807,828
                                                         ------------    ------------


SHAREHOLDERS' EQUITY:
         Common stock, no par value;  5,000,000
           shares authorized; issued  2,202,878
           at June 30, 1999, and at December 31, 1998      11,129,954      11,129,954

         Accumulated deficit                              (10,520,711)    (11,009,545)

         Treasury stock, at cost;  7,920 shares
           at June 30, 1999 and at December 31, 1998          (31,239)        (31,239)
                                                         ------------    ------------

         TOTAL SHAREHOLDERS' EQUITY                           578,004          89,170
                                                         ------------    ------------

                                                         $  1,021,826    $    896,998
                                                         ============    ============

(1) - Derived from audited financial statements.

                       See accompanying notes to unaudited
                         condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED



                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                      JUNE 30,
                                          ------------------             -----------------

                                         1999           1998           1999           1998
                                     -----------    -----------    -----------    -----------

Revenues, net                        $   498,074    $   381,065    $   716,475    $   985,182

Cost of goods sold                       341,707        320,969        555,914        751,071
                                     -----------    -----------    -----------    -----------

Gross profit                             156,367         60,096        160,561        234,111

Selling, general and
     administrative costs                218,380        224,041        413,609        426,059
                                     -----------    -----------    -----------    -----------

Operating loss                           (62,013)      (163,945)      (253,048)      (191,949)

Other income/(expense):
     Interest expense                       --           (1,542)          --          (22,427)
     Other, net                          150,455           --          550,622          1,886
Gain on sale of fixed assets                --             --          191,259           --
                                     -----------    -----------    -----------    -----------

                                         150,455         (1,542)       741,881        (20,541)
                                     -----------    -----------    -----------    -----------

Pre-tax net (loss)                        88,442       (165,487)       488,833       (212,490)

Federal income taxes

NET LOSS                             $    88,442    $  (165,487)   $   488,833    $  (212,490)
                                     ===========    ===========    ===========    ===========




NET INCOME/(LOSS) PER COMMON SHARE   $       .04    $      (.08)   $      . 22    $      (.10)
                                     ===========    ===========    ===========    ===========



WEIGHTED AVERAGE NUMBER
OF COMMON SHARES                       2,202,878      2,202,878      2,202,878      2,202,878
                                     ===========    ===========    ===========    ===========



                            See accompanying notes to
                    unaudited condensed financial statements

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                        SIX MONTHS ENDED
                                                             JUNE 30,
                                                      ----------------------
                                                        1999          1998
                                                      ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                           $ 488,833    $(212,490)

Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation and amortization                      16,284       38,891
     (Gain)/loss on sale of fixed assets              (191,259)        --
                                                     ---------    ---------

                  Sub total                           (174,975)      38,891
                                                     ---------    ---------

CHANGES IN ASSETS AND LIABILITIES:

     (Increase)/decrease in accts receivable          (202,564)     136,129
     (Increase/decrease in inventory                   (81,342)      23,915
     Decr/(incr) in other current assets                45.649        3,582
     Increase in other assets                            1,740        1,064
     Increase)/(decrease) in accts payable              67,371       (3,510)
     Increase/(decrease) in other liabilities          (89,464)        --
     Increase/(decrease) in customer deposits         (341,913)      15,241
                                                     ---------    ---------

                  Sub total                           (600,523)     176,421
                                                     ---------    ---------

Total adjustments                                     (775,498)     215,312
                                                     ---------    ---------

Net cash provided by operating activities             (286,665)       2,822
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                               (5,126)      (3,488)
     Proceeds from sale of Equipment                   250,000         --


Net cash used by investing activities                  244,874       (3,488)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on long-term borrowings           --           --
                                                     ---------    ---------

Net cash used in financing activities                     --           --
                                                     ---------    ---------

Net increase/(decrease) in cash & cash equivalents     (41,791)        (666)

Cash & cash equivalents at beginning of period         105,768       14,486
                                                     ---------    ---------

Cash & cash equivalents at end of period             $  63,977    $  13,820
                                                     =========    =========

                            See accompanying notes to
                    unaudited condensed financial statements

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    UNAUDITED
1.   BASIS OF PRESENTATION

     The accounting policies followed by the Company are set forth in Note 1 of Notes to Condensed Financial Statements in the 1998 Annual Report on Form 10-KSB.

In the opinion of the management of the Company, the accompanying condensed financial statements contain only normal and recurring adjustments necessary for the fair presentation of the Company's financial position as of June 30, 1999 and the results of operations for the three month periods and six month periods ended June 30, 1999 and June 30, 1998 and the statement of cash flows for the six month periods ended June 30, 1999 and June 30, 1998.

     The results of operations for the three month periods and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for a succeeding quarter or for the full year.


2.   INVENTORIES

                           JUNE 30, 1999    DECEMBER 31, 1998
                           -------------    -----------------
                             UNAUDITED
     Finished Goods           $121,266          $ 96,263
     Work In Process            79,581            61,915
     Raw Materials             178,109           139,435
                              --------          --------
                              $378,956          $297,613
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

        On June 7, 1999 entered into an agreement with Applied Medical Resources in which they were granted a perpetual, non exclusive, worldwide license for using the Company's Licensed Technology for the sum of $150,000. The entire amount was booked as other income.

4. COMMITMENTS AND CONTINGENCIES

        There are no claims or actions against the Company which will materially effect its financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

        Revenues were $498,074 for the three months ended June 30, 1999, up $117,009 or 30.7% compared to revenues of $381,065 for the prior year three month period. The revenues for the six months ended June 30, 1999 were down $268,707 or 27.3% compared to last year's $985,182.The primary reason for the reduction in revenues versus last year is due to the loss of the SIMS business which amounted to approximately $600,000 during 1998, offset by increases in revenues generated from our OEM sales to Wilson-Cook during 1999 which amounted to approximately $226,000 and the Company's new OEM arrangement with C.R.Bard in the United Kingdom which amounted to $142,000 in 1999.

        Gross profit for the second quarter 1999 was $156,367 up $96,271 from last years gross profit of $60,096. Six month figures show gross profit being down $73,550 or 31.4% from $234,111 in 1998 to $160,561 in 1999. The reaseon for the increase in gross profit in the second quarter is due primarily to the product mix which generated higher gross margins than the mix in the prior period. The gross margins are expected to continue for the balance of 1999.The decrease in yaer to date gross profit for the year 1999 versus 1998 is due primarily to the loss in revenues as explained previously, offset by the cost containment procedures implemented in 1997 and continued in 1999.

        Operating loss for the second quarter 1999 was $62,013 or 12.5% of sales. This represents a reduction in the loss of $101,932 or 62.2% compared to the 1998 loss of $163,945 or 43% of sales. Year to date 1999 the operating loss is $253,048 or 35.3% of sales against a loss of $191,949 or 19.5% of sales for 1998. The net operating losses between 1999 and 1998 reflect a concious effort to maintain cost controls implemented in 1997, however certain revenue levels need to be attained to make the Company profitable.

        Net income for the second quarter 1999 was $88,442, which was $253,929 higher than the $165,487 loss during 1998. Year to date 1999 net income is $488,833, over $701,323 higher than last year's loss of $212,490. The major reason for the change in net income is because of the C.R.Bard deal signed in February 1999 in which the Company booked $400,000 to other income and the gain on the sale of a fixed asset of $191,259and the agreement signed in June 1999 with Applied Medical Resources in which the Company booked $150,000 to other income(see Footnote No. 3).

                        BIOSEARCH MEDICAL PRODUCTS, INC.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operating activities used $286,665 during the first six months of 1999 and investing activities provided $244,874 cash for the same period. Overall cash flow decreased by $41,791 for the six months ended June 30, 1999.

        For the six month period ended June 30, 1999 the Company used $286,665 from operating activities. This is due primarily to increases in accounts receivable of $202,564; inventory of $81,342; a decrease in other liabilities of $89,464; customer deposits of $341,913 and the gain on the sale of a fixed assetof $191,259, offset by decreases in other current assets of $45,649; accounts payable and net income for the six months of $488,833. Investing activities generated $244,874, primarily proceeds from the sale of a fixed asset of $250,000 offset by capital expenditures of $5,126 during the first six months. Net income was positive due to two separate agreements signed during 1999. The C.R.Bard agreement amounted to $650,000, $400,000 for the worldwide exclusive rights to the coating technology for intermittent urinary catheters and $250,000 for the coating machine. the second agreement was entered into by the Company and Applied Medical Resources in which the granted perpetual worldwide, non exclusive license to use the Company's License Technology for the sum of $150,000.

        Management believes that the Company's financial condition at June 30, 1999 represents an uncertain base to conduct current operations. The Company's ability to continue as a going concern is dependent upon its success at generating cash flow or obtaining additional financing to meet its capital needs and curtailing the ongoing losses by generating profitable revenue levels. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        The Company continues to focus all its efforts on building its OEM business and its coating business through its technology. The Company is ISO 9000 and CE mark certified. The Company feels this will open the European market to its products and allow additional relationships with other large medical companies' who have not received their certification and wish to sell their products in Europe.

        There is no assurance that the Company's revenue levels in 1999 will attain the volumes needed to maintain operations.

                           PART II - OTHER INFORMATION






                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        BIOSEARCH MEDICAL PRODUCTS, INC.






Dated:  August 13, 1999           /s/  Manfred F. Dyck
                                  -----------------------------------
                                       Manfred F. Dyck
                                       President and Principal
                                       Executive Officer and Director





Dated:  August 13, 1999           /s/  Robert C. Keller
                                  -----------------------------------
                                       Robert C. Keller
                                       Treasurer
                                       Chief Financial and Accounting Officer