Form 10KSB/A
period 1998-12-31
BIOSEARCH MEDICAL PRODUCTS INC
filed 1999-09-24
CIK 350646

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

                          Commission File Number 0-9860

                        BIOSEARCH MEDICAL PRODUCTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                           22-2090421
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

35 INDUSTRIAL PARKWAY, SOMERVILLE, NEW JERSEY                08876-1276
----------------------------------------                    --------------
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

GENERAL (cont)

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

BIOSEARCH PRODUCT HISTORY SUMMERY


PRODUCT                ACTIVE     STATUS                 OEM     SELL TO    SELL     DEVICE FUNCTION                      REGULATORY
                                                                 DEALERS    DIRECT                                        STATUS
------------------------------------------------------------------------------------------------------------------------------------
Bipolar                YES        Active Product         YES     YES        YES      Device is used to coagulate          FDA 510(k)
Coagulation                                                                          bleeding in the GI Tract via an      ISO CE
Probes                                                                               endoscope and RF generator.
------------------------------------------------------------------------------------------------------------------------------------
Biliary Stents         YES        Active Product         NO      YES        YES      Device is used to restore bile       FDA 510(k)
                                                                                     fluid flow into intestine.           ISO CE
------------------------------------------------------------------------------------------------------------------------------------
Anorectal              YES        Active Product         NO      YES        YES      Device is used to help patients      FDA 510(k)
Biofeedback                                                                          perform Kegal exercises to           ISO CE
                                                                                     assist with fecal constipation
                                                                                     and incontinence.
------------------------------------------------------------------------------------------------------------------------------------
Perineometer &         NO         Item requires          NA      NA         NA       Device will assist females with      FDA 510(k)
Vaginal Probe                     production tooling.                                vaginal Kegal exercises to assist
                                                                                     with urinary incontinence.
------------------------------------------------------------------------------------------------------------------------------------
Enteroclysis           YES        Active Product         YES     YES        YES      Device is used for deep              FDA 510(k)
Catheter                                                                             intestinal decompression and         ISO CE
                                                                                     radiology.
------------------------------------------------------------------------------------------------------------------------------------
Enteral Admin.         YES        Active Product         NO      YES        YES      Devices are used to administer       FDA 510(k)
Sets                                                                                 enteral food via bags and tubing     ISO CE
                                                                                     sets leading to patient catheters.
------------------------------------------------------------------------------------------------------------------------------------
Jejunostomy            YES        Active Product         YES     YES        NO       Devices are used to administer       FDA 510(k)
Catheters                                                                            enteral food via a PEG Tube.         ISO CE
------------------------------------------------------------------------------------------------------------------------------------
Intermittent           YES        Sold to C.R.BARD       YES     NO         NO       Devices are used to drain urine      FDA 510(k)
Urinary Tubes                     on Feb. 1999. We                                   on a short term basis..              ISO CE
                                  are  Manufacturing
                                  for BARD.
------------------------------------------------------------------------------------------------------------------------------------
Pee Wee Device         NO         Sold to C.R.BARD       NA      NA         NA       Device is used to feed into the      FDA 510(k)
                                  (1994)                                             stomach via a stoma
------------------------------------------------------------------------------------------------------------------------------------
Enteral Feeding        NO         Sold to Nutricia-      NA      NA         NA       Device is used to pump enteral       FDA 510(k)
Pump                              Holland (1991)                                     formula into a patient
------------------------------------------------------------------------------------------------------------------------------------
Feeding                NO         Sold to Sherwood       NA      NA         NA       Device is used to administer         FDA 510(k)
Gastrostomy                       Medical (1994).                                    enteral formula into a patient
catheters                         Could begin                                        via a gastric stoma.
                                  marketing in 05/99
------------------------------------------------------------------------------------------------------------------------------------
Nasogastric            NO         Sold to Sherwood       NA      NA         NA       Device is used to administer         FDA 510(k)
Feeding                           Medical (1994).                                    enteral formula into a patient
Catheters                         Could begin                                        via a naso-gastric route.
                                  marketing in 05/99
------------------------------------------------------------------------------------------------------------------------------------
Enteral Food           NO         Sold to Clintec        NA      NA         NA       Special liquid food to be used       FDA 510(k)
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

           Sales of the Company's products to specific customers may, at times, be significant to the overall revenues of the Company. During 1998, Sherwood Medical Company accounted for approximately $10,000, or less than 1% of the Company's revenues, approximately $514,000 or 27% of the Company's revenues during 1997 and approximately $1,951,000 or 74% in 1996. Sales to Smith Industries Medical Systems/Portex Ltd. amounted to $596,000 or 49% versus $700,000 or 36% in 1997 and $114,000 or 4% in 1996, and Bard Interventional amounted to $234,000 or 19% versus sales of $225,000 or 12% in 1997 and $200,000 or 8% in 1996. No other single customer accounted for more than 10% of the Company's revenue in 1998, 1997, or 1996. In May 1996 the agreement was completed and the Company will continue to do OEM work for Sherwood Medical on a purchase by purchase order basis. The company has refocused its efforts on the manufacture and selling of the Endoscopic Product line through its developing dealer network and with its ISO 9000 certification, the development of the line in Europe along with the continuation of its contract manufacturing, using the Company's extensive coating technology and its proprietary processes for coating medical devices, for medical product companies without this certification.

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


EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES

     The executive officers and other significant employees of the Company are as follows:

                          AGE
                      DECEMBER 31,
     NAME                1998            POSITION WITH THE COMPANY
     ----                ----            -------------------------

Manfred F. Dyck            63            Chairman of the Board of
                                         Directors, President and
                                         Director

Robert J. Moravsik         56            Vice President - General
                                         Counsel and Secretary


Robert C. Keller           60            Treasurer & Chief Accounting
                                         Officer

Martin C. Dyck             37            Vice President - Operations,
                                         New Product Development Coordinator

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES (CONT)

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


ITEM 6.                                                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                                                                            CONDITION AND RESULTS OF OPERATIONS

                                                                                  YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                                        (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)

OPERATIONS DATA                                               1998            1997            1996            1995            1994
                                                            -------         -------         -------         -------         -------
Revenues                                                      1,295           1,936           2,649           3,268           3,574

Gross profit                                                     24             399             410             490             664

Loss from operations                                           (835)           (493)           (813)           (842)           (788)

(Loss)/earnings
          before extraordinary item                            (851)           (556)           (884)           (844)          2,897

Extraordinary item                                             --              --              --              --               114

Federal Income Tax                                             --              --              --              --               (60)
                                                            -------         -------         -------         -------         -------

Net(loss)/income                                            $  (851)        $  (556)        $  (884)        $  (844)        $ 2,951
                                                            =======         =======         =======         =======         =======

INCOME (LOSS) PER COMMON SHARE FROM:
          Continuing operations
          before extraordinary item                         $ ( .39)        $  (.25)        $  (.40)        $  (.38)        $   .26

          Extraordinary item                                   --              --              --              --               .01
                                                            -------         -------         -------         -------         -------

Net income/(loss)                                           $  (.39)        $  (.25)        $  (.40)        $  (.38)        $   .27
                                                            =======         =======         =======         =======         =======

WEIGHTED AVERAGE NUMBER
          OF COMMON SHARES                                    2,203           2,203           2,203           2,203           2,203

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                      AS OF DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                                                       (IN THOUSANDS)
BALANCE SHEET DATA                                            1998            1997            1996            1995            1994
                                                            -------         -------         -------         -------         -------

Total assets                                                $   897         $ 2,117         $ 2,513         $ 3,464         $ 4,452
Current maturities of
          long-term debt                                    $  --           $   691         $    37         $    33         $    29
Long-term debt                                              $  --           $  --           $   663         $   699         $   732



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

           International sales for 1998 and 1997 totaled approximately 61% and 47% respectively. Sales decreased due to the ("OEM") agreement with Smith Industries Medical Systems (Portex Ltd.) stopping in June 1998. The Company received its ISO 9001 certification in 1996 and its CE registration on its products in 1998, and feels it will have a large impact on the development of its international sales in the future.

          The Company continues to develop, manufacture and sell products for endoscopic surgery and biofeedback devices for the treatment of anorectal dysfunctional conditions. During 1998, these products accounted for approximately $200,000, or 15% of the Company's revenue versus $286,000, or 15% of revenues during 1997.

GROSS PROFIT

          Gross profit of $24,000 for 1998 was lower by $375,000, or 94% than the gross profit of $399,000 for 1997. The gross profit was 2% of revenues in 1998 and 21% in 1997. The decline in gross profit was due mainly to the loss of both the Sherwood business and the Smith Industries Medical Systems business during 1998. Because revenues were not high enough to cover the fixed manufacturing costs, gross profits declined significantly. Inventory reserves were approximately $221,000 and $257,000 in 19978 and 1997 respectively.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1997 COMPARED TO 1996 (cont)

CONTINUING OPERATIONS (cont)

OPERATING LOSS

          Operating loss of $493,000 in 1997 was $320,000 less than the operating loss of $813,000 generated during 1996. The favorable change in operating loss is due mainly to the increase in gross profit from continued cost savings attained during the year in manufacturing of $361,000 or 33% and in selling and administration of $330,000 or 27% versus 1996.The cost savings attained during the year included the following: no wage increases, a pay cut taken by the CEO, vacated positions that were not filled and the Company changed from stocking product to building to order.

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

          Operating activities generated a positive cash flow of $97,000 during 1998 as compared to a cash drain of $310,000 in 1997. The large contributing factors were decreases in the Company's trade receivables of $273,000; a decrease in other current assets of $57,000; a decrease in inventories of $74,000 and increases in customer deposits of $380,000; accounts payable of $10,000 and an increase in accrued liabilities of $91,000 which generated cash, offset by a loss for the year of $851,000. Depreciation and amortization, a non cash item, amounted to $60,000.

          The Company received $200,000 from C.R.Bard as part of a standstill agreement while continuing to negotiate a contract with said company. It also received a prepaid purchase order from C.R.Bard for 400,000 intermittent urinary catheters at an agreed selling price of $.45 each or $180,000, to be delivered when the final agreement is reached. The Company booked both transactions as customer deposits, $200,000 to be applied against the final negotiated contact amount and the prepaid purchase order to be produced and shipped until the order is completed. The increase in other current assets is due to the sale of the building and the rent free lease back of two thirds of the building valued at $294,000 which was a non cash item and had a positive impact on cash flow by $57,000. The significant decrease in accounts receivable was dur to the concentrated efforts to increase cash flow by collecting outstanding balances due.

          Other non cash items created by the sale lease-back transaction, which affected operating accounts were as follows: accounts payable $109,000 and accrued liabilities $50,000.

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

          (B) 1. REPORTS ON FORM 8-K SB:

           The Company filed reports on Form 8-K SB with the Commission: 1.) dated May, 23, 1994, amended July 26, 1994 regarding "Disposition Of Assets", and 2.) dated January 27, 1995, amended February 9, 1995 regarding "Changes In Registrant's Certifying Accountant", and 3.) dated September 9,1997 regarding "Default on Summit Bank Mortgage" and 4.) dated December 3, 1997 regarding "Contract of Sale of Real Estate Holdings", and 5.) dated June 12, 1998 regarding "Disposition Of Assets" and 6.) dated March 1, 1999 regarding "Disposition Of Assets".

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


          Dated:  September 20, 1999

                              BIOSEARCH MEDICAL PRODUCTS INC.

                              By:  /s/   Manfred F. Dyck
                                   ----------------------------------
                                         Manfred F. Dyck
                                         Chief Executive Officer
                                         Chairman Board of Directors


          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Dated:  September 20, 1999

                              By:  /s/   Manfred F. Dyck
                                   ----------------------------------
                                         Manfred F. Dyck
                                         Chief Executive Officer
                                         Chairman Board of Directors


          Dated:  September 20, 1999

                              By:  /s/   Robert C. Keller
                                   ----------------------------------
                                         Robert C. Keller
                                         Chief Accounting Officer and
                                         Treasurer

                                SIGNATURES (cont)


          Dated:  September 20, 1999

                              By:  /s/   Martin C. Dyck
                                   ----------------------------------
                                         Martin C. Dyck
                                         Director


          Dated:  September 20, 1999

                              By:  /s/   David M. Schreck, M.D.
                                   ----------------------------------
                                         David M. Schreck, M.D.
                                         Director


          Dated:  September 20, 1999

                              By:  /s/   Klaus J.H. Meckeler, M.D.
                                   ----------------------------------
                                         Klaus J.H. Meckeler, M.D.
                                         Director



          Dated:  September 20, 1999

                              By: /s/    Frederick L. Perl, M.D.
                                  ----------------------------------
                                         Frederick L. Perl, M.D.
                                         Director

                         BIOSEARCH MEDICAL PRODUCTS INC.
                       FINANCIAL STATEMENTS AND SCHEDULES


                                      INDEX



                                                                          PAGE
                                                                         NUMBER
FINANCIAL STATEMENTS:


Independent Auditors' Reports                                              25

Balance Sheets at
          December 31, 1998 and 1997                                     26 - 27

Statements of Operations for the Years Ended
          December 31, 1998, 1997 and 1996                                 28

Statements of Shareholders' Equity
          for the Years Ended
          December 31, 1998, 1997 and 1996                                 29

Statements of Cash Flows for the Years Ended
          December 31, 1998, 1997 and 1996                                 30

Notes to Financial Statements                                           31 - 43




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


                                        AMPER, POLITZINER & MATTIA P.A.


EDISON, NEW JERSEY
MARCH 18, 1999

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                           DECEMBER 31,
                                                     -----------------------
                                                        1998         1997
                                                     ----------   ----------

CURRENT ASSETS:

          Cash and cash equivalents                  $  105,768   $   14,486
          Trade receivables - less allowance for
          doubtful accounts of $10,000                   78,751      351,964
          Inventories                                   297,613      372,012
          Other assets                                  256,127       18,762
                                                     ----------   ----------
                     Total current assets               738,259      757,224
                                                     ----------   ----------


PROPERTY, PLANT AND EQUIPMENT                         2,440,400    4,239,648
          Less accumulated depreciation
          and amortization                            2,287,523    2,887,766
                                                     ----------   ----------
                     Net property, plant
                       and equipment                    152,887    1,351,882
                                                     ----------   ----------


OTHER ASSETS
               Other assets, net                          5,862        8,123
                                                     ----------   ----------

                     Total other assets                   5,862        8,123
                                                     ----------   ----------


                     TOTAL ASSETS                    $  896,998   $2,117,229
                                                     ==========   ==========




                                   (continued)

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                                 BALANCE SHEETS
                                   (CONTINUED)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           DECEMBER 31,
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

                                                          YEARS ENDED DECEMBER 31,
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
                                               ===========    ===========    ===========



                            SEE ACCOMPANYING NOTES TO
                              FINANCIAL STATEMENTS

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                       COMMON STOCK
                                      -------------------------------------------
                                          SHARES         SHARES                      ACCUMULATED
                                          ISSUED       OUTSTANDING     AMOUNT          DEFICIT
                                       ------------   ------------   ------------    ------------
         BALANCE, JANUARY 1, 1996         2,210,798      2,202,858   $ 11,129,948   $ (8,718,791)


Issuance of treasury shares in
         connection with employee
         stock awards                          --               20              6           --


Net loss                                       --             --             --         (883,568)
                                       ------------   ------------   ------------    ------------
         BALANCE, DECEMBER 31, 1996       2,210,798      2,202,878   $ 11,129,954   $ (9,602,359)







Net loss                                       --             --             --         (556,210)
                                       ------------   ------------   ------------   ------------
         BALANCE, DECEMBER 31, 1997       2,210,798      2,202,878   $ 11,129,954   $(10,158,569)
                                       ------------   ------------   ------------   ------------





Net Loss                                       --             --             --         (850,976)
                                       ------------   ------------   ------------   ------------

         BALANCE, DECEMBER 31, 1998       2,210,798      2,202,878   $ 11,129,954   $(11,009,545)
                                       ============   ============   ============   ============


                                                 TREASURY STOCK
                                          ---------------------------
                                             SHARES          AMOUNT         TOTAL
                                          ------------    ------------   ------------
         BALANCE, JANUARY 1, 1996              (7,940)   $    (31,315)   $  3,223,046


Issuance of treasury shares in
         connection with employee
         stock awards                              20              76              82


Net loss                                         --          (883,568)
                                          ------------    ------------   ------------
         BALANCE, DECEMBER 31, 1996            (7,920)   $    (31,239)   $  1,496,356







Net loss                                         --              --          (556,210)
                                         ------------    ------------    ------------
         BALANCE, DECEMBER 31, 1997            (7,920)  $      (31239)   $    940,146
                                         ------------    ------------    ------------





Net Loss                                         --              --          (850,976)
                                         ------------    ------------    ------------

         BALANCE, DECEMBER 31, 1998            (7,920)   $    (31,239)   $     89,170
                                         ============    ============    ============



                            SEE ACCOMPANYING NOTES TO
                              FINANCIAL STATEMENTS.


                        BIOSEARCH MEDICAL PRODUCTS, INC.
                            STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                                1998        1997          1996
                                                             ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                                   $(850,976)   $(556,210)   $(883,568)

Adjustments to reconcile (loss) to net cash
           (used in) operating activities:
           Depreciation and amortization                        60,271       91,279       90,862
           Gain on sale of fixed assets                           --         (2,763)        --


Changes in assets and liabilities:
           Decrease/(increase) in trade receivables            273,213     (169,716)     (19,747)
           Decrease in inventories                              74,398      141,538      102,540
           Decrease (increase) in other current assets          56,657       11,903      (13,114)
           Decrease in other assets                              2,262        5,457          (23)
           Increase in accounts payable                          8,637      168,059       22,119
           Increase/(decrease) in accrued liabilities           92,109          637      (56,553)
           Increase in customer deposits                       380,000         --           --
                                                             ---------    ---------    ---------

Net cash provided/(used) in operating activities                96,571     (309,816)    (757,484)
                                                             ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                            (5,289)     (34,593)    (172,180)
Proceeds from sale of fixed assets                                --         46,000         --
Decrease  in escrow                                               --           --        312,811
                                                             ---------    ---------    ---------

Net cash provided/(used) by investing activities                (5,289)      11,407      140,631
                                                             ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from surrendering whole life policy                      --           --        402,785
Principal payments on long-term borrowings                        --         (8,481)     (32,648)
                                                             ---------    ---------    ---------

Net cash provided by (used in)
           financing activities                                   --         (8,481)     370,137
                                                             ---------    ---------    ---------

Net (decrease)/ increase in cash and cash equivalents           91,282     (306,890)    (246,716)
                                                             ---------    ---------    ---------

Cash and cash equivalents at beginning of period                14,486      321,376      568,092
                                                             ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 105,768    $  14,486    $ 321,376
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

           REVENUE RECOGNITION - The Company recognizes all revenues when the product is shipped. Customers have the right to return merchandise only in the event of product defects and then only upon approval by the Company. These policies apply to distributors, OEM customers and direct sales customers. OEM sales represent approximately 73% of the Company's total revenues, distributors amount to approximately 12% and the balance are direct sales. Customer returns were approximately $10,000 and $5,000 for the years ending December 31, 1998 and 1997 respectively.

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

           CASH AND CASH EQUIVALENTS - The Company considers all short-term investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds and short-term treasury bills. The Company, at December 31, 1998 and 1997 and periodically throughout the years, has maintained balances in various operating and money market accounts in excess of federally insured limits.

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

           ADVERTISING COSTS - Advertising costs are expensed as incurred and totaled approximately $1,500, $1,400 and $24,000 for the years ended December 31, 1998, 1997 and 1996 respectively.

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

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


3. INVENTORIES
                                               DECEMBER 31,
                                     -------------------------------
                                          1998              1997
                                     -----------         -----------
                Finished goods       $    96,263         $    95,992
                Work-in-process           61,915             140,271
                Raw materials            139,435             135,749
                                     -----------         -----------
                                     $   297,613         $   372,012
                                     ===========         ===========


4. PROPERTY, PLANT  AND EQUIPMENT
                                          DECEMBER 31,
                                -------------------------------
                                     1998              1997
                                -----------         -----------
                                                                 ESTIMATED
                                                                 USEFUL LIVES
Land                            $     --            $  137,182
Buildings and improvements            --             1,667,355    40 years
Machinery and equipment          1,919,410           1,915,249    3 - 10 years
Furniture and fixtures             520,990             519,862    5 years
                                ----------          ----------

                                $2,440,400          $4,239,648
                                ==========          ==========

      Depreciation and amortization charged to income was $60,271, $91,279 and $90,862 in 1998, 1997 and 1996, respectively.

      The Company entered into an agreement with Hydromer Inc., a related party, through a common non-majority stockholder for the sale and lease back of their facility. The lease is classified as an operating lease in accordance with SFAS No. 13 "Accounting for Leases". As of June 12, 1998, the building, land and improvements with a net book value of $1,144,023 have been removed from the balance sheet, and the loss realized on the sale transaction of $294,022 has been deferred as prepaid rent and is being charged of to rent expense over the lease term of 36 months. The lease requires no other rental payments.

      In conjunction with the above transaction, the following noncash activity took place:

      Net book value of the building sold                             $1,144,023

      Noncash consideration
         Direct payoff of mortgage debt by buyer              $691,041
         Direct payoff of accrued mortgage interest by buyer    31,378
         Additional mortgage fees paid by buyer                108,151
         Reduction of amount due to buyer for royalties         18,730
                                                                        850,000

      Loss on sale of building (treated as prepaid rent)                $294,022
                                                                      ==========

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

5. LONG-TERM DEBT


                                                          DECEMBER 31,
                                                   -----------------------

                                                       1998         1997
                                                   ------------   --------

       Note payable originally due April 1, 2007   $       --     $691,041
       Less current maturities                             --      691,041
                                                   ------------   --------
       Long-term debt                              $       --     $   --
                                                   ============   ========

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

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

7. INCOME TAXES


      Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of its assets and liabilities at December 31, follow:

                                                       1998         1997
                                                    ----------   ----------
      Current assets and liabilities:

      Allowance for doubtful accounts               $    4,000   $    4,000
      Inventory valuation reserve                       88,000      103,000
      Inventory overhead capitalization                   --           --
                                                    ----------   ----------
                                                        92,000      107,000
      Valuation allowance                               92,000      107,000
                                                    ----------   ----------
          Net current deferred tax assets           $     --     $     --
                                                    ==========   ==========


      Noncurrent assets and liabilities:

      Depreciation                                     458,000       89,000
      Net operating loss carryforward                4,084,000    3,987,000
      Alternative minimum tax credit carryforward       60,000       60,000
      Investment tax credit carryforward               182,000      182,000
                                                    ----------   ----------
                                                     4,784,000    4,318,000
      Valuation allowance                            4,784,000    4,318,000
                                                    ----------   ----------

      Net noncurrent deferred tax asset             $     --     $     --
                                                    ==========   ==========


      The provision for income taxes consists of the following for the years ended December 31:

                                       1998         1997         1996
                                    ---------    ---------    ---------
Current tax expense                 $    --      $    --      $    --
Deferred tax benefit                 (481,000)    (485,000)    (504,000)
Net change in valuation allowance     481,000      485,000      504,000
                                    ---------    ---------    ---------
                                    $    --      $    --      $    --
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

   As of December 31, 1998, the Company had available the following net operating loss carryforwards for tax purposes:

    Expiration Date:
Year ending December 31,                  Federal             State
------------------------                  -------             -----


        1998                                 --            $1,439,000
        1999                                 --             1,707,000
        2000                                 --               295,000
        2002                                 --               939,000
        2003                            $1,374,000          1,091,000
        2004                             2,183,000            631,000
        2005                               195,000              --
        2006                             1,637,000              --
        2007                             1,739,000              --
        2008                               316,000              --
        2010                               938,000              --
        2011                             1,092,000              --
        2012                               631,000              --
        2013                               887,000              --
                                       -----------         ----------
                                       $10,992,000         $6,989,000
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

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                          1998            1997          1996
                                      -------------   -------------  ----------
      Pro forma net loss              $   (860,666)   $  ( 593,510)  $(885,868)

      Pro forma loss per share
      Basic                           $       (.39)   $       (.27)  $    (.40)
      Diluted                         $       (.39)   $       (.27)  $    (.40)

There was no compensation expense recorded from stock options for the years ended December 31, 1998, 1997 and 1996.

A summary of the Company's stock option activity, and related information for the years ended December 31, follows:

                                                 Number of
                     Options  Weighted-Average  Exercisable  Weighted-Average
                      (000)    Exercise Price     (000)       Exercise Price
                      -----    --------------     -----       --------------

Outstanding -
December 31,1996      148         $ .67             148          $ .67


   Granted            208           .19
   Exercised          ---         -----
   Terminated         (40)          .19
                      ---

Outstanding -
December 31,1997      316         $ .29             316          $ .29

    Granted            51          $.19
    Exercised          --            --
    Terminated        (16)          .50
                      ---

Outstanding -
December 31,1998      351         $ .27             351          $ .27


Weighted-average fair
value of options granted
during the year December 31:        1998                  1997
                                   ------                ------

      Where exercise price
      equals stock price            $ .19                $ .18

      Where exercise price
      equals stock price            $ ---                $ ---

      Where exercise price
      equals stock price            $ ---                $ ---

                         BIOSEARCH MEDICAL PRODUCTS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

Following is a summary of the status of stock options outstanding at December 31, 1997.

         Outstanding Options                              Exercisable Options
  ------------------------------------------     --------------------------------------------
                                Weighted
                                 Average            Weighted                     Weighted
    Exercise                    Remaining           Average                       Average
  Price Range     Number    Contractual Life     Exercise Price    Number      Exercise Price
  -----------     ------    ----------------     --------------    ------      --------------
  $.19-$.19       51,000      4.1 years            $ .19            51,000         $ .19
  $.17-$.19      208,043      3.8 years            $ .19           208,043         $ .19
  $.30-$.30        8,000      2.4 years            $ .30             8,000         $ .30
  $.50-$.50       84,015      0.3 years            $ .50            84,015         $ .50


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

           As of April 20, 1998, as a part of a cost reduction, the General Counsel was employed by the Company on a part time basis of one day per week. The remaining four days are spent as the General Counsel of Hydromer. In the event of a conflict between the Company and Hydromer, outside counsel is used.

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

           In July 1999 Mr. Robert C. Keller, V.P. and CFO of Biosearch was appointed as Principal Accounting Officer of Hydromer, Inc. on a part time basis to oversee the accounting staff and to comply with Generally Accepted Accounting Principles.

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

           Sales of the Company's products to specific customers may, at times, be significant to the overall revenues of the Company. During 1998 and 1997, Sherwood Medical Company accounted for approximately 1% and 27% of the Company's revenues, respectively, and there is no receivable at December 31,1998 and it was approximately 3% of accounts receivables in 1997. Smith Industries Medical Systems/Portex Ltd. (SIMS) accounted for approximately 49% and 36% of revenues in 1998 and 1997 and 0% and 71% of accounts receivable at December 31, 1998 and 1997. All purchase orders were completed and no additional orders were received from SIMS after June, 1998. C.R.Bard revenues accounted for approximately 19% and 12% of the Company's total revenues during 1998 and 1997 respectively, and approximately 25% and 9% of accounts receivable at December 31,1998 and 1997.No other single customer accounted for more than 10% of the Company's revenue in 1998, 1997, or 1996. International sales were $725,000 in 1998 and $916,000 in
1997, of which sales to the United Kingdom amounted to 83% and 76% respectively. All foreign sales are conducted in United States dollars. There are no foreign currency transactions.


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


14. YEAR 2000 ISSUE

           In 1998 the Company formed a Y2K committee of its CEO, President and two Vice Presidents and members of Hydromer Inc. (a related party) with whom they share facility space. The committee has conducted a review of its computer system and products to identify what could be affected by the Year 2000 Issue. They do not believe there are any products, hardware nor software that will be affected except for the Company's System 36 software which may not perform the Year 2000 calculations correctly. The committee believes that by converting to a new software, the Year 2000 Issue will not pose significant operational problems for the Company's computer system.

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

14. YEAR 2000 ISSUE (cont'd)

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

INDEX TO EXHIBITS

3 (a) -              Certificate of Incorporation of the Company- Revised

3 (b) -              By-Laws of the Company- Revised

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