Form 10QSB/A
period 1999-06-30
BIOSEARCH MEDICAL PRODUCTS INC
filed 1999-09-24
CIK 350646

================================================================================
            FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-Q SB-A

[X]  QUARTERLY REPORT PER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934 for the period ended MARCH 31, 1999

                                       OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from ________________ to_________________.

                          Commission File Number 0-9860

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                           22-2090421
---------------------------------------------          -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

35 INDUSTRIAL PARKWAY, SOMERVILLE, NEW JERSEY                  08876-1276
---------------------------------------------          -------------------------
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

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                              INDEX TO FORM 10-Q SB
                                 MARCH 31, 1999

                                                                        PAGE NO.

PART I - FINANCIAL INFORMATION

     Condensed Balance Sheet at March 31, 1999 (unaudited)
     and December 31, 1998. .............................................  3 - 4


     Condensed Statements of Operations (unaudited)
     for the three month periods ended
     March 31, 1999 and March 31, 1998. .................................      5


     Condensed Statements of Cash Flows (unaudited)
     for the three month periods ended
     March 31, 1999 and March 31, 1998. .................................      6


     Notes to (unaudited) Condensed
     Financial Statements. ..............................................  7 - 8


     Management's Discussion and Analysis of the Financial
     Condition and the Results of Operations. ........................... 9 - 10




PART II - OTHER INFORMATION
---------------------------

     Signatures. ........................................................     11

                                     PART I

                          ITEM I - FINANCIAL STATEMENTS

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                          MARCH 31   DECEMBER 31
                                                            1999       1998(1)
                                                         UNAUDITED

CURRENT ASSETS:

    Cash and cash equivalents ....................       $ 49,157      $105,768
    Trade receivables ............................        111,650        78,751
    Inventories (note 2) .........................        329,827       297,613
    Other assets .................................        235,908       256,127
                                                         --------      --------

    TOTAL CURRENT ASSETS .........................        726,542       738,259

PROPERTY, PLANT AND EQUIPMENT, (NET) .............         88,028       152,887

OTHER ASSETS .....................................          4,991         5,862
                                                         --------      --------
         TOTAL ASSETS ............................       $819,561      $896,998
                                                         ========      ========





(1)-Derived from audited financial statements.

                                   (continued)

            BIOSEARCH MEDICAL PRODUCTS, INC. CONDENSED BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                    MARCH 31         DECEMBER 31
                                                      1999             1998(1)
                                                   UNAUDITED

CURRENT LIABILITIES:

Accounts payable ...........................     $    155,705      $    253,498
Customer cash advances .....................          123,913           380,000
Accrued liabilities ........................           50,382           174,330
                                                 ------------      ------------
TOTAL CURRENT LIABILITIES ..................          330,000           807,828




SHAREHOLDERS' EQUITY:

Common stock, no par value; 5,000,000
  shares authorized; issued  2,202,878
  at March 31, 1999, and
  at December 31, 1998 .....................       11,129,954        11,129,954

Accumulated deficit ........................      (10,609,154)      (11,009,545)

Treasury stock, at cost;
   7,920 at March 31, 1999 and
   at December 31, 1998 ....................          (31,239)          (31,239)
                                                 ------------      ------------

TOTAL SHAREHOLDERS' EQUITY .................          489,561            89,170
                                                 ------------      ------------

                                                 $    819,561      $    896,998
                                                 ============      ============



(1)-Derived from audited financial statements.

                       See accompanying notes to unaudited
                         condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                       THREE MONTHS ENDED MARCH 31,

                                                           1999           1998
                                                        ---------     ---------


Revenues, net ....................................   $   218,401    $   604,117

Cost of goods sold ...............................       214,206        430,102
                                                     -----------    -----------

Gross profit .....................................         4,195        174,015

Selling, general and
     administrative costs ........................       195,230        202,018
                                                     -----------    -----------

Operating loss ...................................      (191,035)       (28,004)

Other income/(expense):
     Interest expense ............................          --          (20,885)
     Gain on sale of fixed asset and technology ..       591,259          1,887
     Other, net ..................................           167           --

                                                         591,426        (18,998)
                                                     -----------    -----------

NET INCOME/(LOSS) ................................   $   400,391    $   (47,002)
                                                     ===========    ===========

INCOME/(LOSS) PER COMMON SHARE:

Net income/(loss) per common share ...............   $       .18    $      (.02)
                                                     ===========    ===========


Weighted average number

of common shares .................................     2,202,878      2,202,878
                                                     ===========    ===========

                       See accompanying notes to unaudited
                         condensed financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS

                                                    THREE MONTHS ENDED MARCH 31,

                                                            1999          1998
                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income/(loss) ..................................    $ 400,391  $   ( 47,002)

Adjustments to reconcile net income/(loss)
to net cash provided by/(used in)
operating activities:
     Depreciation and amortization .................        8,142        21,234
     Gain on sale of fixed asset and technology ....     (591,259)         --

                  Sub total ........................     (583,117)       21,234
                                                        ---------     ---------

Changes in assets and liabilities:
     Decrease/(increase) in accounts receivable ....      (32,899)       (3,036)
     Decrease/(increase) in inventory ..............      (32,213)       33,712
     Increase in other current assets ..............       20,219        (1,746)
     Decrease/(increase) in other assets ...........          870           866
     Increase in accounts payable ..................      (97,793)       32,141
     Increase/(decrease) in other liabilities ......     (123,948)         --
     Increase/(decrease) in customer deposits ......      (56,087)      (38,472)
                                                        ---------     ---------

                  Sub total ........................     (321,851)       23,465
                                                        ---------     ---------

Total adjustments ..................................     (904,968)       44,699
                                                        ---------     ---------

Net cash provided by/(used in) operating
     activities ....................................     (504,577)       (2,303)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ..........................       (2,034)       (3,488)
     Proceeds from sale of fixed assets
     and technology ................................      450,000          --

Net cash used in investing activities ..............      447,966        (3,488)
                                                        ---------     ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term borrowing .....         --            --
                                                        ---------     ---------

Net cash used in financing activities ..............         --            --
                                                        ---------     ---------

Net (decrease)/increase in cash
     and cash equivalents ..........................      (56,611)       (5,791)

Cash & equivalents at beginning of period ..........      105,768        14,486
                                                        ---------     ---------

Cash & equivalents at end of period ................    $  49,157     $   8,695
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

2.   INVENTORIES
     -----------

                                          MARCH 31, 1999     DECEMBER 31, 1998
                                           UNAUDITED

Finished Goods .........................   $106,534               $ 96,263
Work In Process ........................     68,604                 61,915
Raw Materials ..........................    154,689                139,436
                                           --------               --------

                                           $329,827               $297,614
                                           ========               ========

3. GAIN ON SALE OF FIXED ASSET AND TECHNOLOGY
   ------------------------------------------

     In February 1999 the Company reached an agreement with C.R.Bard where they purchased the worldwide exclusive rights to the coating technology for intermittent urinary catheters and the coating machine for $650,000. The machine had a net book of $58,741 creating a gain on the sale of $591,259.

3. COMMITMENTS AND CONTINGENCIES
   -----------------------------

     There are no claims or actions against the Company which will materially affect its financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

     Revenues were $218,401 for the three months ended March 31, 1999, down $385,716, or 63.8% compared to revenues of $604,117 for the prior year three month period. OEM sales in first quarter 1998 amounted to $130,203 or 60% of revenues versus $519,847 or 86% in 1997. The decrease in revenues is due primarily to the loss of urinary catheter business with SIMS/Portex Ltd., which ended, with the completion of their purchase orders, in June 1998. Sales to SIMS in the first quarter 1998 were $400,779. In February 1999 we reached an agreement with C.R.Bard, where they purchased worldwide exclusive rights to the coating technology and the related coating machine for $650,000. During 1998 the Company received $200,000 from C.R.Bard for a standstill agreement while the Company continued to negotiate the agreement that was eventually signed in February. The Company booked that transaction as a customer deposit. At the signing of the agreement the $200,000 was applied to the purchase price and the balance due of $450,000, was received from C.R.Bard, making the total deal worth $650,000. The coating machine had a net book value at the time of the sale of approximately $59,000, resulting in a total gain of $591,000. The technology was internally developed and had no related cost basis. For any questions regarding the Company's relationship with C.R.Bard, see exhibit 10 (zzzz) filed with 1998 10-k SB. As our new partner, we have just begun to ship catheters to their English subsidiary. The delay, caused by C.R.Bard's separate deal with Hydromer Inc. being held up because of patent inquiries and C.R.Bard's insistance on signing both deals simultaneously, has impacted our sales volume by approximately $180,000. The $180,000 represents a prepaid purchase order for 400,000 units that could not be produced and shipped until the deal was signed. All other product lines remained relatively the same.

     Gross profit of $4,195, or 2% of revenues declined by $169,820, or 97.6% from the first quarter 1998 comparable gross profit of $174,015, or 28.8% of revenues. The change in gross profit is directly due to the decrease in revenues as discussed above and the inability of revenue levels to cover fixed costs.

     Operating loss of $191,035 was $163,031 higher than the operating loss of $28,004 generated during the first quarter of 1998. This was due primarily to the decrease in revenues in 1999 versus 1998 and the cost containment procedures implemented and continued in 1999.

     Net income of $400,391 was $447,393 greater than the loss of $47,002 from continuing operations generated during the first quarter of 1998. The increase was due primarily to the C.R.Bard agreement which accounted for $591,000 in gain from sale of a fixed asset and technology.

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

     During the three month period ended March 31, 1999 the Company received $450,000 from C.R.Bard as final payment as per agreement signed in February 1999. The total deal was for $650,000 and the initial deposit received in 1998 was applied to the purchase price as per the agreement. C.R.Bard purchased the worldwide exclusive rights to the coating technology and related coating machine for $650,000. C.R.Bard is leasing back to the Company, the coating machine at a rate of $10 per month. The Company used those proceeds to pay down various liabilities incurred during the prior year as shown in the cash flow statement for March 31, 1999. Customer deposits show a decrease of $256,000, which was due to the $200,000 being applied to the final agreed purchase price at the time of signing and a reduction in the prepaid purchase order for intermittent urinary catheters as they are produced and shipped.

     Management believes that the Company's financial condition at March 31, 1999 represents an uncertain base to conduct current operations. The Company's ability to continue as a going concern is dependent upon its success at generating sufficient cash flow or obtaining additional financing as required to meet its long term obligations, support its working capital needs and curtailing the ongoing losses by generating profitable revenue levels. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In February 1999, the Company signed an agreement with C.R.Bard to sell its worldwide exclusive rights to the Company's technology for coating intermittent urinary catheters and its related coating machine for $250,000. The parties also reached an agreement, whereby Biosearch has agreed to manufacture and coat intermittent urinary catheter components for C.R.Bard until such time as it decides to perform these operations themselves. Proceeds from this transaction have increased the working capital of Biosearch, however it is not significant enough to change management's belief as to the financial condition of the Company.

----------------------------------------

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

                                     PART II
                                     -------

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

Dated:  September 20, 1999                  /s/ MANFRED F. DYCK
                                            --------------------------------
                                            Manfred F. Dyck
                                            President and Principal
                                            Executive Officer and Director

Dated:  September 20, 1999                  /s/ ROBERT C. KELLER
                                            --------------------------------
                                            Robert C. Keller
                                            Chief Financial Officer