Form 10QSB/A
period 1999-06-30
BIOSEARCH MEDICAL PRODUCTS INC
filed 1999-09-24
CIK 350646

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

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                       THREE MONTHS ENDED MARCH 31,

                                                           1999           1998
                                                        ---------     ---------


Revenues, net ....................................   $   218,401    $   604,117

Cost of goods sold ...............................       214,206        430,102
                                                     -----------    -----------

Gross profit .....................................         4,195        174,015

Selling, general and
     administrative costs ........................       195,230        202,018
                                                     -----------    -----------

Operating loss ...................................      (191,035)       (28,004)

Other income/(expense):
     Interest expense ............................          --          (20,885)
     Gain on sale of fixed asset and technology ..       591,259           --
     Other, net ..................................           167          1,887

                                                         591,426        (18,998)
                                                     -----------    -----------

NET INCOME/(LOSS) ................................   $   400,391    $   (47,002)
                                                     ===========    ===========

INCOME/(LOSS) PER COMMON SHARE:

Net income/(loss) per common share ...............   $       .18    $      (.02)
                                                     ===========    ===========


Weighted average number

of common shares .................................     2,202,878      2,202,878
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
                                           ========               ========

3. GAIN ON SALE OF FIXED ASSET AND TECHNOLOGY
   ------------------------------------------

     In February 1999 the Company reached an agreement with C.R.Bard where they purchased the worldwide exclusive rights to the coating technology for intermittent urinary catheters and the coating machine for $650,000. The machine had a net book of $58,741 creating a gain on the sale of $591,259. The Company received $450,000 in cash and applied a $200,000 deposit.

4. COMMITMENTS AND CONTINGENCIES
   -----------------------------

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

     Management believes that the Company's financial condition at March 31, 1999 represents an uncertain base to conduct current operations. The Company's ability to continue as a going concern is dependent upon its success at generating sufficient cash flow or obtaining additional financing as required to meet its long term obligations, support its working capital needs and curtailing the ongoing losses by generating profitable revenue levels. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. In February 1999, the Company signed an agreement with C.R.Bard to sell its worldwide exclusive rights to the Company's technology for coating intermittent urinary catheters and its related coating machine for $650,000. The parties also reached an agreement, whereby Biosearch has agreed to manufacture and coat intermittent urinary catheter components for C.R.Bard until such time as it decides to perform these operations themselves. Proceeds from this transaction have increased the working capital of Biosearch, however it is not significant enough to change management's belief as to the financial condition of the Company.

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