Form 10QSB/A
period 1999-06-30
BIOSEARCH MEDICAL PRODUCTS INC
filed 1999-11-01
CIK 350646

================================================================================
             FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB/A

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
================================================================================

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                              INDEX TO FORM 10-Q SB
                                  JUNE 30, 1999

                                                                       PAGE NO.
                                                                       --------

PART I - FINANCIAL INFORMATION

     Condensed Balance Sheet at June 30, 1999 (unaudited)
     and December 31, 1998.                                              3 - 4


     Condensed Statements of Operations (unaudited)
     for the three month periods and six month periods ended
     June 30, 1999 and June 30, 1998.                                      5


     Condensed Statements of Cash Flows (unaudited)
     for the six month periods ended
     June 30, 1999 and June 30, 1998.                                      6


     Notes to (unaudited) Condensed
     Financial Statements.                                                 7

     Management's Discussion and Analysis of the Financial
     Condition and the Results of Operations.                            8 - 9


PART II - OTHER INFORMATION

     Signatures.                                                          10

                                     PART I

                          ITEM I - FINANCIAL STATEMENTS

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                   JUNE 30       DECEMBER 31
                                                    1999           1998(1)
                                                 UNAUDITED

CURRENT ASSETS:

         Cash and cash equivalents               $   63,977       $  105,768
         Trade receivables                          281,315           78,751
         Inventories (note 2)                       378,956          297,613
         Other assets                               210,478          256,127
                                                 ----------       ----------

         TOTAL CURRENT ASSETS                       934,726          738,259

PROPERTY, PLANT AND EQUIPMENT, (NET)                 82,978          152,887

OTHER ASSETS                                          4,122            5,862
                                                 ----------       ----------

         TOTAL ASSETS                            $1,021,826       $  896,998
                                                 ==========       ==========




(1) - Derived from audited financial statements.

                                   (continued)

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS

                                   (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                           JUNE 30       DECEMBER 31
                                                            1999           1998(1)
                                                          UNAUDITED

CURRENT LIABILITIES:
         Customer deposit                                $     38,087    $    380,000
         Accounts payable                                     320,869         253,498
         Accrued liabilities                                   84,866         174,330
                                                         ------------    ------------

         TOTAL CURRENT LIABILITIES                            443,822         807,828

LONG-TERM DEBT (NOTE 3)                                          --              --
                                                         ------------    ------------

         TOTAL LIABILITIES                                    443,822         807,828
                                                         ------------    ------------


SHAREHOLDERS' EQUITY:

         Common stock, no par value; 5,000,000
           shares authorized; issued 2,202,878
           at June 30, 1999, and at December 31, 1998      11,129,954      11,129,954

         Accumulated deficit                              (10,520,711)    (11,009,545)
         Treasury stock, at cost;  7,920 shares
           at June 30, 1999 and at December 31, 1998          (31,239)        (31,239)
                                                         ------------    ------------

         TOTAL SHAREHOLDERS' EQUITY                           578,004          89,170
                                                         ------------    ------------

                                                         $  1,021,826    $    896,998
                                                         ============    ============

(1) - Derived from audited financial statements.

                            See accompanying notes to
                    unaudited condensed financial statements.

                                         BIOSEARCH MEDICAL PRODUCTS, INC.

                                        CONDENSED STATEMENTS OF OPERATIONS
                                                     UNAUDITED

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  JUNE 30                        JUNE 30
                                        --------------------------    -------------------------

                                            1999           1998           1999          1998
                                            ----           ----           ----          ----

Revenues, net                           $   498,074    $   381,065    $   716,475    $   985,182

Cost of goods sold                          341,707        320,969        555,914        751,071
                                        -----------    -----------    -----------    -----------

Gross profit                                156,367         60,096        160,561        234,111
Selling, general and
     administrative costs                   218,380        224,041        413,609        426,059
                                        -----------    -----------    -----------    -----------

Operating loss                              (62,013)      (163,945)      (253,048)      (191,949)

Other income/(expense):
     Interest expense                          --           (1,542)          --          (22,427)
     Other, net                             150,455           --          150,622          1,886
     Gain on sale of fixed assets and
     technology                                --             --          591,259           --
                                        -----------    -----------    -----------    -----------

                                            150,455         (1,542)       741,881        (20,541)
                                        -----------    -----------    -----------    -----------

Pre-tax net income/(loss)                    88,442       (165,487)       488,833       (212,490)

Federal income taxes

NET INCOME/(LOSS)                       $    88,442    $  (165,487)   $   488,833    $  (212,490)
                                        ===========    ===========    ===========    ===========


NET INCOME/(LOSS) PER COMMON SHARE      $       .04    $      (.08)   $       .22    $      (.10)
                                        ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES                          2,202,878      2,202,878      2,202,878      2,202,878
                                        ===========    ===========    ===========    ===========



                            See accompanying notes to
                    unaudited condensed financial statements

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                            SIX MONTHS ENDED
                                                                JUNE 30
                                                            -----------------
                                                            1999        1998
                                                            ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $ 488,833    $(212,490)

Adjustments to reconcile net income to net cash used in operating activities:

     Depreciation and amortization                          16,284       38,891
     Gain on sale of fixed assets and technology          (591,259)        --
                                                         ---------    ---------
                  Sub total                               (574,975)      38,891
                                                         ---------    ---------

CHANGES IN ASSETS AND LIABILITIES:

     (Increase)/decrease in accts receivable              (202,564)     136,129
     (Increase/decrease in inventory                       (81,342)      23,915
     Decr/(incr) in other current assets                    45.649        3,582
     Increase in other assets                                1,740        1,064
     Increase)/(decrease) in accts payable                  67,371       (3,510)
     Increase/(decrease) in other liabilities              (89,464)
     Increase/(decrease) in customer deposits             (141,913)      15,241
                                                         ---------    ---------

                  Sub total                               (400,523)     176,421
                                                         ---------    ---------

Total adjustments                                         (975,498)     215,312
                                                         ---------    ---------

Net cash (used)/provided by operating activities          (486,665)       2,822
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                   (5,126)      (3,488)
     Proceeds from sale of fixed assets and technology     450,000         --


Net cash(used)/provided by investing activities            444,874       (3,488)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payments on long-term borrowings               --           --
                                                         ---------    ---------

Net cash used in financing activities                         --           --
                                                         ---------    ---------

Net decrease in cash & cash equivalents                    (41,791)        (666)

Cash & cash equivalents at beginning of period             105,768       14,486
                                                         ---------    ---------

Cash & cash equivalents at end of period                 $  63,977    $  13,820
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

                                           JUNE 30, 1999   DECEMBER 31, 1998
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
                                             ========           ========

3.   OTHER INCOME

        In February 1999 the Company reached an agreement with C.R.Bard where they purchased the worldwide exclusive rights to the coating technology for intermittent urinary catheters and related coating machine for $650,000. The machine had a net book value of $58,741 creating a gain on the sale of $591,259. The Company received $450,000 cash and applied a $200,000 deposit.

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

        Gross profit for the second quarter 1999 was $156,367 up $96,271 from last years gross profit of $60,096. Six month figures show gross profit being down $73,550 or 31.4% from $234,111 in 1998 to $160,561 in 1999. The reaseon for the increase in gross profit in the second quarter is due primarily to the product mix which generated higher gross margins than the mix in the prior period. The gross margins are expected to continue for the balance of 1999.The decrease in year to date gross profit for the year 1999 versus 1998 is due primarily to the loss in revenues as explained previously, offset by the cost containment procedures implemented in 1997 and continued in 1999

        Operating loss for the second quarter 1999 was $62,013 or 12.5% of sales. This represents a reduction in the loss of $101,932 or 62.2% compared to the 1998 loss of $163,945 or 43% of sales. Year to date 1999 the operating loss is $253,048 or 35.3% of sales against a loss of $191,949 or 19.5% of sales for 1998. The net operating losses between 1999 and 1998 reflect a concious effort to maintain cost controls implemented in 1997, however certain revenue levels need to be attained to make the Company profitable.

        Net income for the second quarter 1999 was $88,442, which was $253,929 higher than the $165,487 loss during 1998. Year to date 1999 net income is $488,833, over $701,323 higher than last year's loss of $212,490. The major reason for the change in net income is because of the C.R.Bard deal signed in February 1999 in which the Company recognized a gain on the sale of the machine and technology of $591,259 and the agreement signed in June 1999 with Applied Medical Resources in which the Company booked $150,000 to other income(see Footnote No. 3).

                        BIOSEARCH MEDICAL PRODUCTS, INC.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

        The Company's operating activities used $286,665 during the first six months of 1999 and investing activities provided $244,874 cash for the same period. Overall cash flow decreased by $41,791 for the six months ended June 30, 1999

        For the six month period ended June 30, 1999 the Company used $286,665 from operating activities. This is due primarily to increases in accounts receivable of $202,564; inventory of $81,342; a decrease in other liabilities of $89,464; customer deposits of $141,913 and the gain on the sale of a fixed asset of $591,259, offset by a decrease in other current assets of $45,649; increase in accounts payableof $67,371 and net income for the six months of $488,833. Investing activities generated $444,874, primarily proceeds from the sale of a fixed asset of $450,000 offset by capital expenditures of $5,126 during the first six months. Net income was positive due to two separate agreements signed during 1999. The C.R.Bard agreement amounted to $650,000 for the worldwide exclusive rights to the coating technology for intermittent urinary catheters and its related coating machine. The second agreement entered into was with Applied Medical Resources in which the Company granted perpetual worldwide, non exclusive license to use the Company's License Technology for the sum of $150,000. Efforts are underway to collect receivables in a more timely fashion and consult with its vendors to extend payables terms thereby increasing the Company's cashflow. The Company continues to manufacture and ship intermittent catheters to C.R.Bard, United Kingdom, against their original prepaid purchase order of $180,000.

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

                        BIOSEARCH MEDICAL PRODUCTS, INC.

Dated:  October 25, 1999            /s/ Manfred F. Dyck
                                   -----------------------------------
                                   Manfred F. Dyck
                                   President and Principal
                                   Executive Officer and Director

Dated: October 25, 1999            /s/  Robert C. Keller
                                   -----------------------------------
                                   Robert C. Keller
                                   Treasurer
                                   Chief Financial and Accounting Officer

INDEX TO EXHIBITS

10.(aaaaa)      License agreement between Applied Medical Resources and the
                Company, dated June 7, 1999, in which Applied Medical was granted perpertual, non exclusive, worldwide rights to use the Company's Licensed Technology on specified products.