Form 10QSB
period 1999-09-30
BIOSEARCH MEDICAL PRODUCTS INC
filed 1999-11-15
CIK 350646

FORM 10-Q QUARTERLY REPORT UNDER SECTION 13 OR 15d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB

[X] QUARTERLY REPORT PER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the period ended SEPTEMBER 30, 1999.
                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________________to_________________.

                          Commission File Number 0-9860

                        BIOSEARCH MEDICAL PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEW JERSEY                                 22-2090421
  ------------------------------                ----------------------
 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification Number)


35 INDUSTRIAL PARKWAY, SOMERVILLE, NEW JERSEY             08876-1276
---------------------------------------------         -----------------
   (Address of principal executive offices)             (Zip Code + 4)

Registrant's telephone number, including area code:     (908) 722-5000
                                                      -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     [X] YES                    [ ] No
Indicate the number of shares outstanding of each of the issuers classes of Common Stock, as of the close of the period covered by this report.

                                           OUTSTANDING AT
                 CLASS                   SEPTEMBER 30, 1999
            ----------------             --------------------
            Common Stock,
            without par value                2,202,878

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                              INDEX TO FORM 10-Q SB
                               SEPTEMBER 30, 1998


                                                                       PAGE NO.
                                                                       --------
PART I - FINANCIAL INFORMATION

    Condensed Balance Sheet at September 30, 1999 (unaudited)
    and December 31, 1998. .........................................    3 - 4

    Condensed Statements of Operations (unaudited)
    for the three month periods and nine month periods ended
    September 30, 1999 and September 30, 1998. .....................        5

    Condensed Statements of Cash Flows (unaudited)
    for the nine month periods ended
    September 30, 1999 and September 30, 1998. .....................        6

    Notes to (unaudited) Condensed
    Financial Statements. ..........................................    7 - 8

    Management's Discussion and Analysis of the Financial
    Condition and the Results of Operations. .......................   9 - 10

PART II - OTHER INFORMATION

    Signatures. ....................................................       11

                                     PART I

                          ITEM I - FINANCIAL STATEMENTS

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                     SEPTEMBER 30    DECEMBER 31
                                                        1999           1998(1)
                                                     ------------    -----------
                                                      UNAUDITED
CURRENT ASSETS:

        Cash and cash equivalents ................    $ 10,206          $105,768
        Trade receivables ........................     213,366            78,751
        Inventories (note 2) .....................     404,366           297,613
        Other assets .............................     182,874           256,127
                                                      --------          --------
        TOTAL CURRENT ASSETS .....................     810,812           738,259

PROPERTY, PLANT AND EQUIPMENT, (NET) .............      81,837           152,887

OTHER ASSETS .....................................       3,251             5,862
                                                      --------          --------
        TOTAL ASSETS .............................    $895,900          $896,998
                                                      ========          ========


(1) - Derived from audited financial statements.


                                   (continued)

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                            CONDENSED BALANCE SHEETS
                                   (CONTINUED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    SEPTEMBER 30    DECEMBER 31
                                                        1999          1998(1)
                                                   ------------    ------------
                                                      UNAUDITED

CURRENT LIABILITIES:
        Customer deposit ........................  $       --      $    380,000
        Accounts payable ........................       390,439         253,498
        Accrued liabilities .....................        77,582         174,330
                                                   ------------    ------------
        TOTAL CURRENT LIABILITIES ...............       468,021         807,828

LONG-TERM DEBT (NOTE 3) .........................          --              --
                                                   ------------    ------------
        TOTAL LIABILITIES .......................       468,021         807,828
                                                   ------------    ------------


SHAREHOLDERS' EQUITY:
        Common stock, no par value; 5,000,000
          shares authorized; issued 2,202,878
          at Sept 30, 1999, and at
          Dec 31, 1998 ..........................    11,129,954      11,129,954

        Accumulated deficit .....................   (10,670,836)    (11,009,545)

        Treasury stock, at cost; 7,920 shares
          at Sept 30, 1999 and at Dec 31, 1998 ..       (31,239)        (31,239)
                                                    ------------   ------------
        TOTAL SHAREHOLDERS' EQUITY ..............       427,879          89,170
                                                    ------------   ------------
                                                    $    895,900   $    896,998
                                                    ============   ============

(1) -- Derived from audited financial statements.

                  See accompanying notes to unaudited condensed
                              financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                               SEPTEMBER 30                 SEPTEMBER 30
                                       --------------------------    --------------------------
                                           1999           1998           1999          1998
                                           ----           ----           ----          ----
Revenues, net ......................   $   370,685    $   186,169    $ 1,087,160    $ 1,171,351

Cost of goods sold .................       318,243        223,683        874,156        974,765
                                       -----------    -----------    -----------    -----------
Gross profit .......................        52,442        (37,514)       213,004        196,596

Selling, general and
    administrative costs ...........       202,577        211,274        616,186        637,334
                                       -----------    -----------    -----------    -----------
Operating loss .....................      (150,135)      (248,788)      (403,182)      (440,737)

Other income/(expense):
    Interest expense ...............          --             --             --          (22,427)
    Other, net .....................            10          5,000        150,632          6,886
    Gain on sale of fixed assets
      and technology ...............          --             --          591,259           --
                                       -----------    -----------    -----------    -----------
                                                10          5,000        741,891       (15,541)
                                       -----------    -----------    -----------    -----------
Pre-tax net income/(loss) ..........      (150,125)      (243,788)       338,708       (456,278)

Federal income taxes
                                       -----------    -----------    -----------    -----------

NET INCOME/(LOSS) ..................   $  (150,125)   $  (243,788)   $   338,708    $  (456,278)
                                       ===========    ===========    ===========    ===========

NET INCOME/(LOSS) PER COMMON SHARE..   $      (.07)   $      (.11)   $       .15    $      (.21)
                                       ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES .................     2,202,878      2,202,878      2,202,878      2,202,878
                                         =========      =========      =========      =========


                                   See accompanying notes to
                           unaudited condensed financial statements

                        BIOSEARCH MEDICAL PRODUCTS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                        -----------------------
                                                          1999          1998
                                                          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ..........................................   $ 338,708    $(456,278)

Adjustments to reconcile net income to net
  cash used in operating activities:
    Depreciation and amortization ...................      24,426       49,394
    Gain on sale of fixed assets and technology .....    (591,259)        --
                                                        ---------    ---------
               Sub total ............................    (566,833)      49,394
                                                        ---------    ---------
CHANGES IN ASSETS AND LIABILITIES:
    (Increase)/decrease in accts receivable .........    (134,615)     236,349
    (Increase/decrease in inventory .................    (106,752)      17,820
    Decr/(incr) in other current assets .............      73,253       33,534
    Increase in other assets ........................       2,611       (3,071)
    Increase)/(decrease) in accts payable ...........     136,941      (58,739)
    Increase/(decrease) in other liabilities ........     (96,747)     245,000
    Increase/(decrease) in customer deposits ........    (180,000)      47,103
                                                        ---------    ---------
               Sub total ............................    (305,309)     517,996
                                                        ---------    ---------
Total adjustments ...................................    (872,142)     567,390
                                                        ---------    ---------
Net cash (used)/provided by operating activities ....    (533,434)     111,112
                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ............................     (12,128)      (3,488)
    Proceeds from sale of fixed assets and technology     450,000         --

Net cash(used)/provided by investing activities .....     437,872       (3,488)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term borrowings ......        --           --
                                                        ---------    ---------
Net cash used in financing activities ...............        --           --
                                                        ---------    ---------
Net (decrease)/increase in cash & cash equivalents ..     (95,562)     107,624
Cash & cash equivalents at beginning of period ......     105,768       14,486
                                                        ---------    ---------
Cash & cash equivalents at end of period ............   $  10,206    $ 122,110
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

     In the opinion of the management of the Company, the accompanying condensed financial statements contain only normal and recurring adjustments necessary for the fair presentation of the Company's financial position as of September 30, 1999 and the results of operations for the three month periods and nine month periods ended September 30, 1999 and September 30, 1998 and the statement of cash flows for the three month periods and nine month periods ended September 30, 1999 and September 30, 1998.

     The results of operations for the three month periods and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for a succeeding quarter or for the full year.

2. INVENTORIES

                                    SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                    ------------------    -----------------
                                        UNAUDITED

   Finished Goods .............        $129,397               $ 96,263
   Work In Process ............          84,917                 61,915
   Raw Materials ..............         190,052                139,435
                                       --------               --------
                                       $404,366               $297,613
                                       ========               ========

3. OTHER INCOME

     In February 1999, the Company reached an agreement with C.R.Bard where they purchased the worldwide exclusive rights to the coating technology for intermittent urinary catheters and the related coating machine for $650,000. The machine had a net book value of $58,741 creating a gain on the sale of $591,259. The Company received $450,000 cash and applied a $200,000 deposit.

     On June 7, 1999 the Company entered into an agreement with Applied Medical Resources in which they were granted a perpetual, non exclusive, worldwide license for using the Company's Licensed Technology for the sum of $150,000. The entire amount was recognized as other income.

4. COMMITMENTS AND CONTINGENCIES

     There are no claims or actions against the Company which will materially effect its financial statements.

                        BIOSEARCH MEDICAL PRODUCTS, INC.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      Revenues were $370,685 for the three months ended September 30, 1999, up $184,516 or 199.1% compared to revenues of $186,169 for the prior year three month period. Year to date sales were$1,087,160 down by $84,191 or 8.2% from last years sales of $1,171,351.OEM sales were off approximately $124,000 due primarily to the loss of the SIMS/Portex business which stopped in June 1998 and was replaced by the Company's agreement with C.R.Bard in February 1999. The delay in finalizing the agreement cost the Company OEM revenues. Purchase orders from C.R. have not been as significant as expected due to the delay in their product launch. OEM sales were partially offset by the arrangement with Wilson-Cook to sell our bi-polar coagulation probes which generated revenues of approximately $290,000 during the first nine months of 1999. Direct sales were ahead of last year by approximately $45,000.

      Gross profit for the third quarter 1999 was $52,442, up $89,956 from a loss of $37,514 for the same period in 1998.There was a significant increase in gross profit due primarily to the increase in OEM sales from Wilson-Cook and C.R.Bard. Nine month figures reflect the same trend, gross profit of $196,596 is 29.2% better than last years gross profit of $152,167. As a percent of sales however, gross profit has dropped from 23.8% of year to date second quarter sales to 16.8% of sales for year to date third quarter sales. This was due primarily to the loss of the SIMS/ Portex business as discussed earlier, offset by the cost reduction procedures implemented in 1996 and which still continue today.

      The operating loss for the third quarter 1999 was $168,135 or 45.3% of sales. This represents a decline in the loss of $80,653 or 33.4% compared to the 1998 loss of $248,788 or 133.6% of sales during the same period last year. Year to date 1999, the operating loss is $421,182 or 38.7% of sales against a loss of $440,737 or 37.6% of sales for 1998. These losses are largely due to the loss of the SIMS/Portex business as discussed earlier along with the new OEM business with Wilson-Cook and C.R.Bard, offset by significant cost reductions attained in the sales and general administration area during this period.

      The net loss for the third quarter 1999 was $168,125 or 45.3%of sales, which was $75,663 or 31% less than 1998 third quarter net loss of $243,788 or 130.9% of sales. As of September 30, 1999 the year to date net income is $320,708 or 29.5% of sales, which is greater by $776,986 or 170.3% from last years loss of $456,278 or 39% of sales. Cost reductions continue to be attained, however sales volumes have to be increased for the company to continue as a going concern. The major reason for the change in net income is because of the C.R.Bard deal signed in earl 1999, in which the Company recognized a gain on the sale of fixed assets and technology of $591,259 and the agreement signed in June 1999 with Applied Medical Resources in which the Company recognized $150,000 in other income(see footnote No.3).

                        BIOSEARCH MEDICAL PRODUCTS, INC.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating activities used $533,434 for the nine months ended September 30, 1999 and investing activities generated $437,872. There were no financing activities during the same period.

      For the nine month period ended September 30, 1999 the Company used $533,434 from operating activities. This is due primarily to increases in accounts receivable of $134,615; inventory of $106,752; decreases in other liabilities of $96,747; customer deposits of $180,000 and a gain on sale of a fixed asset of $591,259 offset by a decrease in other assets of $73,253; increase in accounts payable of $136,941 and the net income for nine months of $338,708. Investing activities generated $437,872 during the nine month period. This was primarily due to the cash proceeds of the sale of a fixed asset of $450,000 offset by capital expenditures of $12,128 during the same period. Net income was positive because of two separate agreements during 1999: the C.R.Bard agreement amounting to $650,000 for the worldwide exclusive to the coating technology for intermittent urinary catheters and its related coating machine and an agreement with Applied Medical Resources in which the Company granted perpetual worldwide, non exclusive license to use the Company's Licensed Technology for the sum of $150,000. Efforts are underway to collect receivables in a more timely fashion and to consult with its vendors to extend terms thereby increasing the Company's cashflow. The prepaid purchase order from C.R.Bard of $180,000 has been completed.

      Management believes that the Company's financial condition at September 30,1999 represents an uncertain base to conduct operations. The Company's ability to continue as a going concern is dependent upon its success at generating cash flow or obtaining additional financing to meet its capital needs and curtailing the ongoing losses by generating profitable revenue levels. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      The Company continues to focus all its efforts on its OEM business and its intermittent urinary catheter product line. The Company is ISO 9001 certified and received its CE mark certification for all its products including devices such as the coagulation probe, indwelling biliary stent, urinary and fecal incontinence/constipation device, intermittent urinary catheter and enteral/gastrostomy related devices. The Company feels this will open up the European market to its products and allow additional relationships with other large medical product companies who have not received their CE certification and wish to sell their products in Europe.

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

      In 1998 the Company formed a Y2K committee of its CEO, President and two Vice Presidents. The committee has determined:

      1. The contents of all previous disclosures in its filings with the S.E.C., remain accurate except as noted below.

      2. It has been reaffirmed that the design of all the Company's products do not contain any characteristics that will be affected by the Y2K issue. The only product that contained software code is an enteral feeding pump (discontinued) which did not use any date functions.


As to operations, the Company is still evaluating its suppliers and vendors for any potential business interruption against a worse case scenario of:

      1. Loss of power for fourteen days, brown outs for another fourteen days.

      2. Loss of natural gas after twenty one days, outage is indefinite.

      3. Disruptions in transportation for thirty days.

      4. Banking closure for four weeks.

Originally the Company's expenditure to deal with this scenario was thought to be material, however the landlord has made all necessary expenditures needed, therefor the Company's expenditure will not be material. It has advised its clients that shipments will be held after 12/1/99 and does not expect to begin shipments until 2/1/2000. Loss of two months shipments is expected to have a material effect on its financial statements.

                           PART II - OTHER INFORMATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        BIOSEARCH MEDICAL PRODUCTS, INC.


Dated:  November 15, 1999            /s/     MANFRED F. DYCK
                                   -----------------------------------
                                             Manfred F. Dyck
                                   Chief Executive Officer and Director


Dated:  November 15, 1999            /s/     ROBERT C. KELLER
                                   -----------------------------------
                                          Robert C. Keller
                                          Treasurer
                                          Chief Financial and Accounting Officer